Form 10-K
period 1993-12-31
TELE COMMUNICATIONS INC
filed 1994-03-28
CIK 96903

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1993

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____ to ____

Commission File No. 0-5550


                           TELE-COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)


            State of Delaware                                    84-0588868
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

             5619 DTC Parkway
           Englewood, Colorado                                      80111
(Address of principal executive offices)                         (Zip Code)

         Registrant's telephone number, including area code:  (303) 267-5500

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:
                 Class A common stock, par value $1.00 per share
                 Class B common stock, par value $1.00 per share

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                              ________   ________

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on February 1, 1994, was $11,190,678,971.

         The number of shares outstanding of the Registrant's common stock (net of shares held in treasury), as of February 1, 1994, was:

                 Class A common stock - 402,504,309 shares; and
                   Class B common stock - 47,258,787 shares.

                           TELE-COMMUNICATIONS, INC.
                        1993 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                         Page
                                     PART I                              ----

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .     I-1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .     I-15

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     I-16

Item 4.  Submission of Matters to a Vote of Security Holders. . . . .     I-18



                                    PART II

Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters. . . . . . . . . . . . . . .     II-1

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .     II-2

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .     II-4

Item 8.  Financial Statements and Supplementary Data . . . . . . . .     II-12

Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . .     II-12



                                    PART III

Item 10. Directors and Executive Officers of the Registrant. . . . .    III-1

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . .    III-4

Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . .   III-11

Item 13. Certain Relationships and Related Transactions. . . . . . .   III-16


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    IV-1

                                    PART I.


Item 1.  Business.

         (a)     General Development of Business

         Tele-Communications, Inc. ("TCI" or the "Company", which terms, as used herein, include its consolidated subsidiaries unless the context indicates otherwise) was incorporated in Delaware on August 20, 1968. The Company and its predecessors have been engaged in the cable television business since the early 1950's.

         On January 31, 1994, TCI announced that TCI and Liberty Media Corporation ("Liberty") had entered into a definitive agreement (the "TCI/Liberty Agreement"), dated as of January 27, 1994 to combine the two companies. As previously announced, the transaction will be structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company ("TCI/Liberty"). TCI shareholders will receive one share of TCI/Liberty for each of their shares. Liberty common shareholders will receive
0.975 of a share of TCI/Liberty for each of their common shares. The transaction is subject to the approval of both sets of shareholders as well as various regulatory approvals and other customary conditions. Subject to timely receipt of such approvals, which cannot be assured, it is anticipated the closing of such transaction will take place during 1994.

         (b)     Financial Information about Industry Segments

         The Company operates in the cable television industry. The Company sold its motion picture theatre business and certain theatre-related real estate assets in 1992. Amounts related to the motion picture theatre business and certain theatre-related real estate assets are discontinued operations and are set forth separately in the financial statements and related notes included in Part II of this Report.

         (c)     Narrative Description of Business

         General. Cable television systems receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. Such signals are then amplified and distributed by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. In many cases, cable television systems also originate and distribute local programming.

         Service Charges. The Company reconfigured its service offerings as contemplated by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The Company offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels) and a broader "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic" generally ranges from $8.00 to $11.00, and the monthly service fee for the "expanded" tier generally ranges from $10.00 to $12.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" or "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $12.00 to $14.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) and pay-per-view movies offered separately at $1.00 to $5.00 per month or per movie and certain pay-per- view events offered separately at $10.00 to $40.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. The Company does not generally require basic subscribers to "buy-through" the "expanded" service to receive a Pay-TV service in its systems.

         The Company does not charge for additional outlets in a subscriber's home. As further enhancements to their cable services, customers may generally rent converters, with or without a remote control device, for a monthly charge ranging from $0.50 to $3.00 each, as well as purchase a channel guide for a monthly charge ranging from $0.85 to $2.00. Also a nonrecurring installation charge (which is based upon the newly regulated hourly service charges for each individual cable system) of up to $60.00 is usually charged.

         Monthly fees for basic and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty. As noted below, the Company's service offerings and rates were affected by rate regulations issued by the Federal Communications Commission ("FCC") in the spring of 1993 and are expected to be further affected by revised regulations in 1994. See Federal Regulation below.

         Subscriber Data. TCI operates its cable television systems either directly through its regional operating divisions or indirectly through certain subsidiaries or affiliated companies. Basic and Pay-TV customers served by TCI and its consolidated subsidiaries are summarized as follows (amounts in millions):

                                         Basic subscribers at December 31,
                                      ----------------------------------------
                                      1993     1992     1991     1990     1989
                                      ----     ----     ----     ----     ----
Managed through the Company's
 regional operating divisions (1)      9.8      9.4      6.4      5.1      4.2
TKR Cable II, Inc. and
  TKR Cable III, Inc. (2)               .3       .3       --       --       --
United Artists
 Entertainment Company ("UAE") (3)      --       --      2.3      2.2      2.0
Other subsidiaries                      .6       .5       .2      1.2      1.6
                                      ----     ----     ----     ----     ----

                                      10.7     10.2      8.9      8.5      7.8
                                      ====     ====     ====     ====     ====


                                         Pay TV subscribers at December 31,
                                      ----------------------------------------
                                      1993     1992     1991     1990     1989
                                      ----     ----     ----     ----     ----
Managed through the Company's
 regional operating divisions (1)      9.5      8.8      6.1      3.3      3.2
TKR Cable II, Inc. and
  TKR Cable III, Inc. (2)               .2       .3       --       --       --
UAE (3)                                 --       --      2.2      1.8      1.6
Other subsidiaries                      .6       .5       .1       .7      1.0
                                      ----     ----     ----     ----     ----

                                      10.3      9.6      8.4      5.8      5.8
                                      ====     ====     ====     ====     ====

(1) In December of 1992, SCI Holdings, Inc. ("SCI") consummated a transaction (the "Split-Off") that resulted in the ownership of its cable television systems being split between its two stockholders, which stockholders were Comcast Corporation and the Company. The Split-Off was effected by the distribution of approximately 50% of the net assets of SCI to three holding companies formed by the Company (the "Holding Companies"). Immediately following the Split-Off, the Company owned a majority of the common stock of the Holding Companies. As such, the Company, which previously accounted for its investment in SCI using the equity method, now consolidates its investment in the Holding Companies. One of the Holding Companies, TKR Cable I, Inc., is managed through the Company's regional operating divisions.

(2) Management of the remaining two Holding Companies was assumed by an affiliated company of TCI in December of 1992.

(3) Management assumed by the Company's regional operating divisions in January of 1992.

         This subscriber information does not include any amounts related to cable television systems in which the Company has an investment accounted for by the equity method or cost method. A basic customer may subscribe to one or more Pay-TV services and the number of Pay-TV subscribers reflected represents the total number of such subscriptions to Pay-TV services. TCI, its subsidiaries and affiliates operate cable television systems throughout the continental United States and Hawaii and, through certain joint ventures accounted for under the equity method, have cable television systems and investments in the United Kingdom and other parts of Europe.

         Programming. Generally, the Company does not currently produce any of the programming for the premium motion picture services or for the specialized basic cable television channels carried by its cable systems, but does hold interests in certain cable programming entities, including Turner Broadcasting System, Inc. (CNN, TBS and TNT), Liberty (Encore and certain regional sports networks), Discovery Communications, Inc. (Discovery Channel and The Learning Channel) and Reiss Media Enterprises, Inc. (Request-TV - a pay-per-view service provider).

         Additionally, during 1993, Encore QE Programming Corp. ("QEPC"), a wholly-owned subsidiary of Encore Media Corporation ("EMC") entered into a limited partnership agreement with TCI STARZ, Inc. ("TCIS"), a wholly-owned subsidiary of TCI, for the purpose of developing, operating and distributing STARZ!, a first-run premium programming service launched in 1994. QEPC is the general partner and TCIS is the limited partner. Losses are allocated 1% to QEPC and 99% to TCIS. Profits are allocated 1% to QEPC and 99% to TCIS until certain defined criteria are met. Subsequently, profits are allocated 20% to QEPC and 80% to TCIS. TCIS has the option, exercisable at any time and without payment of additional consideration, to convert its limited partnership interest to an 80% general partnership interest with QEPC's partnership interest simultaneously converting to a 20% limited partnership interest. In addition, during specified periods commencing April 1999 and April 2001, respectively, QEPC may require TCIS to purchase, or TCIS may require QEPC to sell, the partnership interest of QEPC in the partnership for a formula-based price. EMC manages the service and has agreed to provide the limited partnership with certain programming under a programming agreement whereby the partnership will pay its pro rata share of the total costs incurred by EMC for such programming.

         The Company has entered into a joint venture with Time Warner Entertainment Company, L.P. and Sega of America to produce and distribute The Sega Channel, which would provide 50 video games per month to subscribers, of which at least five would be educational in nature. The release pattern of such games would be similar to the film industry, with its traditional cycle of theatrical, pay-per-view, home video and Pay-TV. In the case of The Sega Channel, a minimum number of video games would be available soon after they are released for retail sale, but in limited form. Consumer testing of The Sega Channel will be conducted in 12 test markets beginning in April of 1994.

         On February, 1994, United Artists European Holdings, Ltd. ("UAEH"), a wholly-owned subsidiary of the Company, merged all of the issued share capital and loan stock of each of the following of its wholly-owned subsidiaries into Flextech p.l.c. ("Flextech"), a United Kingdom cable programming corporation:
Bravo Classic Movies Limited, United Artists Limited (Children's Channel), United Artists Investments Limited and United Artists Entertainment Limited (Programming) (collectively, "The European Programming Assets"). In addition to the European Programming Assets, UAEH agreed to make available to Flextech an additional (Sterling Pound) 36.5 million in working capital. The working capital will be provided as needed and will be used to fund Flextech's programming interests through the early stages of their development.
Flextech's shares trade publicly on the Unlisted Securities Market of the London Stock Exchange. In the Merger, UAEH received 52,356,707 ordinary shares of Flextech stock, representing an approximate 60% interest in Flextech subsequent to the closing of the Merger.

         The Company has entered into long-term agreements with certain of its program suppliers in order to obtain favorable rates for programming and to protect the Company from unforeseen future increases in the Company's cost of programming.

         Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act, limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, generally ranging from 3% to 5% of revenue, to the governmental authority granting the franchise. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

         Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions thereof. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price or, in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

         In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable Federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Company believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,400 of the Company's franchises expire within the next five years. This represents approximately thirty-five percent of the franchises held by the Company and involves approximately 3.8 million basic subscribers.

         Technological Changes. Cable operators have traditionally used coaxial cable for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. The Company is installing optical fiber in its cable systems at a rate such that in three years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The systems, which facilitate digital transmission of television signals as discussed below, will have optical fiber to the neighborhood nodes with coaxial cable distribution downstream from that point.

         Compressed digital video technology converts as many as ten analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal will be uplinked to a satellite, which will send the signal back down to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customers home. At the home, a set-top terminal will convert the digital channel back into analog channels that can be viewed on a normal television set. The Company is establishing a national center to uplink, encrypt and authorize the reception of compressed digital television services. The Company intends to begin offering such technology to its cable subscribers as the set-top terminals become available for distribution. The Company is currently negotiating with cable programmers to allow for the Company to digitize, encrypt and authorize their signals although there can be no assurance that the terms will be favorable to the Company.

         The Company and Microsoft Corporation ("Microsoft") announced that they have agreed in principle to jointly conduct a technology trial and a market trial of various broadband interactive network services using upgraded TCI cable television systems and certain Microsoft computer systems to provide the services. The technology trial, which will be conducted among TCI and Microsoft employees in the greater Seattle area commencing in the fourth quarter of 1994, will test the reliability and scalability of Microsoft's software architecture for interactive broadband networking and its operating system software. The market trial will be conducted with TCI residential cable customers in the Seattle and Denver areas, commencing in 1995, and will test consumer reaction to and interaction with the system and service features.

         The Company and three other cable operators own Teleport Communications Group, Inc. ("Teleport"). Teleport and its owners currently are negotiating with another cable operator the terms upon which it would acquire an interest in Teleport. Teleport provides local telecommunications services to businesses over fiber optic networks in 18 metropolitan areas throughout the United States, including New York and San Francisco.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations. The passage of the 1992 Cable Act was designed to increase competition in the cable television industry.

         There are alternative methods of distribution of the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. In addition to broadcast television stations, the Company competes in a variety of areas with other service providers that offer Pay-TV and other satellite-delivered programming to subscribers on a direct over-the-air basis. Multi-channel programming services are distributed by communications satellites directly to home satellite dishes ("HSDs"). Cable programmers have developed marketing efforts directed to HSD owners and numerous companies, including a subsidiary of the Company called Netlink USA (one of the larger distributors to HSD owners), make programming packages available to these viewers. The Company estimates that there are currently in excess of 3.5 million HSDs in the United States, most of which are in the 6 to 10 foot range. Medium power and higher power communications satellites ("DBS") using higher frequencies transmit signals that can be received by dish antennas much smaller in size. The Company has an interest in an entity, Primestar Partners, that distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in size. Such service currently serves an estimated 70,000 HSDs in the United States. Two other service providers plan to offer multi-channel programming services to HSDs in 1994 via a high power communications satellite that will require a dish antenna of only approximately 18 inches. Additionally, such DBS operators have acquired the right to distribute all of the significant cable television services. The Company's application for a license to launch and operate a high power direct broadcast satellite was granted by the FCC in 1992 and the satellite is currently under construction. Competition from both medium and high power DBS services could become substantial as developments in technology continue to increase satellite transmitter power, and decrease the cost and size of equipment needed to receive these transmission.

         DBS has advantages and disadvantages as an alternative means of distribution of video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service subscribers. DBS's disadvantages presently include the inability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise. The effect of competition from these services cannot be predicted. The Company nonetheless assumes that such competition could be substantial in the near future.

         The 1984 Cable Act, FCC rules and the 1982 Federal court Consent Decree (which settled the 1974 antitrust suit against AT&T) prohibit telephone companies from providing video programming and other information services directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). In Chesapeake & Potomac Telephone Company of Virginia v. United States, the United States District Court for the Eastern District of Virginia held on August 24, 1993 that the cross-entry prohibition in the 1984 Cable Act is unconstitutional as a violation of the telephone company's First Amendment right to free expression. The Court's decision has been appealed to the United States Court of Appeals for the Fourth Circuit. Since the Court rendered its decision, however, other telephone companies have filed a number of actions in courts throughout the United States, similarly seeking to invalidate the cross-entry prohibition. Certain proposals are also pending before the FCC and Congress which would eliminate or relax these restrictions on telephone companies. If the current cross-entry restrictions are removed or relaxed, the Company could face increased competition from telephone companies which, in most cases, have greater financial resources than the Company. Certain major telephone companies have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

         The FCC authorized the provision of so-called "video-dialtone" services by which independent video programmers may deliver services to the home over telephone-provided circuits, thereby by-passing the local cable system or other video provider. Under the FCC decision, which is now the subject of reconsideration and a federal appellate challenge, such services would require no local franchise agreement or payment to the city or local governmental authority. Although telephone companies providing "video-dialtone" under the existing rules are allowed only a limited financial interest in programming services and must limit their role largely to that of a traditional "common carrier," the current status of these rules is uncertain under the Chesapeake & Potomac Telephone Company decision. Telephone companies have filed numerous applications with the FCC for authorization to construct video-dialtone systems and provide such services. This alternative means of distribution of video services to the consumer's home represents a direct competitive threat to the Company.

         Another alternative method of distribution is the multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with a special antenna. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few MMDS systems in the United States that are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology have significantly increased the number of channels that can be made available from other over-the-air technologies.

         Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises. An increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services. Currently one of the Company's franchises is being over built by a city and in another franchise the franchising authority granted a second cable franchise to a competing cable operator. The Company believes that this type of competitive threat may increase in the future.

         The Company also competes with Master Antenna Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities.

         In addition to competition for subscribers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

         The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States but, measured by the number of basic subscribers, the Company is the largest provider of cable television services.

         The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

         Regulation and Legislation. The operation of cable television systems is extensively regulated through a combination of Federal legislation and FCC regulations, by some state governments and by most local government franchising authorities such as municipalities and counties. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not adversely be affected by future legislation, new regulation or deregulation.

         Federal Regulation. The 1984 Cable Act established national policy and, in some cases, governing standards regarding the regulation of cable television in the areas of ownership (including the ownership of other media of mass communications), channel usage, franchising, subscriber charges and services, subscriber privacy, equal employment opportunity ("EEO"), technical standards and comprehensive reporting requirements. Among other things, the 1984 Cable Act (a) requires cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (b) permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; (c) limits the amount of fees required to be paid by the cable operator to franchise authorities to a maximum of 5% of annual gross revenues; and (d) regulates the revocation and renewal of franchises as described above.

         On October 5, 1992, Congress enacted the 1992 Cable Act. The 1992 Cable Act greatly expands federal and local regulation of the cable television industry. Certain of the more significant areas of regulation imposed by the 1992 Cable Act are discussed below.

         Rate Regulation. The FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. Such rate regulations became effective on September 1, 1993. The rate increase moratorium, which began on April 5, 1993, continues in effect through May 15, 1994 for franchise areas not subject to regulation. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are now under the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the new rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services. The Company's new rates for Regulated Services, which were implemented September 1, 1993, are subject to review by the FCC if a complaint has been filed or the appropriate local franchising authority if such authority has been certified.

         On February 22, 1994, the FCC announced that it had adopted revised benchmark rate regulations pursuant to which those cable systems electing not to make a cost-of-service showing will be required to set their rates for Regulated Services at a level equal to the higher of the FCC's revised benchmark rates or the operator's September 30, 1992 rates minus 17 percent. Thus, the revised benchmarks may result in additional rate reductions of up to 7 percent beyond the maximum reductions established under the FCC's initial benchmark regulations. Although the text of the FCC's revised benchmark regulations has not been released, it is currently anticipated that the rules will take effect on or about May 15, 1994.

         The FCC has indicated that certain systems with relatively low rates for Regulated Services (defined as systems whose rates would be below the benchmark after subtracting 17% from their September 30, 1992 rates), and systems owned by small operators (i.e. operators whose systems serve a total of 15,000 or fewer subscribers) will not be required immediately to reduce their regulated rates by the full 17 percent. However, to the extent that such systems do not reduce regulated rates by the full 17 percent, such lesser rate reductions will be offset against future inflation adjustments pending completion of additional cost studies by the FCC.

         The FCC's benchmark rate regulations permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs and compulsory copyright fees, to the extent such increases exceed the rate of inflation. However, these increases may be required to be offset by a productivity factor.

         The revised rules adopted by the FCC on February 22, 1994 also modify the regulation of packaged a-la-carte programming services. The FCC previously had indicated that a-la-carte services (i.e. program services which are available to subscribers on an individual basis rather than as part of a regulated service tier) could be packaged without being regulated under certain conditions. However, the FCC indicated that under its revised rules it will examine such "packaged a la carte" offerings on a case- by-case basis to determine whether they constitute evasions of its rate regulations.

         The revised benchmark regulations also provide a mechanism for adjusting rates when regulated tiers are affected by channel additions or deletions. The FCC has indicated that cable operators adding or deleting channels on a regulated tier will be required to adjust the per-channel benchmark for that tier based on the number of channels offered after the addition or deletion. The FCC also stated that the additional programming costs resulting from channel additions will be accorded the same external treatment as other program cost increases, and that cable operators will be permitted to recover a mark-up on their programming expenses.

         On February 22, 1994 the FCC also adopted interim "cost-of-service" rules governing attempts by cable operators to justify higher than benchmark rates based on unusually high costs. The FCC stated that under its interim cost-of-service rules, a cable operator may recover through rates for Regulated Services its normal operating expenses plus an interim rate of return equal to 11.25 percent, which rate may be subject to change in the future. However, the FCC has presumptively excluded from the rate-base acquisition costs above the book value of tangible assets and of allowable intangible assets at the time of acquisition, has declined to prescribe depreciation rates and has suggested that the rules will have limited usefulness for cable operators. The FCC also adopted rules governing transactions between cost-of-service regulated cable operators and their affiliates.

         The texts of the FCC's revised benchmark and cost-of-service regulations have not been released. In addition, key portions of these regulations are subject to change during the course of ongoing rulemaking proceedings before the FCC. Further, the revised rate regulations have been challenged in court. However, based on the foregoing, the Company believes the new rate regulations will have a material adverse effect on its net earnings.

         The FCC also announced it intends to adopt an experimental incentive plan which would provide cable operators with incentives to upgrade their systems and offer new services.

         Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of "must carry" rights or "retransmission consent" rights. As of October of 1993, cable operators were required to secure permission from broadcasters that elected retransmission consent rights before retransmitting the broadcaster's signals. Established "superstations" were not granted such rights. Local and distant broadcasters can require cable operators to make payments as a condition to carriage of such broadcasters' station on a cable system. The 1992 Cable Act imposed obligations to carry "local" broadcast stations if such stations chose a "must carry" right as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC provided for mandatory carriage by cable systems after September 1, 1993, of all local full-power commercial television broadcast signals (up to one-third of all channels) including the signals of stations carrying home-shopping programming, and, depending on a cable system's channel capacity, all non-commercial local television broadcast signals, or at the option of commercial broadcasters after October 6, 1993, the right to deny such carriage unless the broadcaster consented. Although similar "must carry" regulations adopted by the FCC have been held unconstitutional by federal appellate courts on two prior occasions and the Supreme Court declined review, the "must carry" provisions of the 1992 Cable Act were upheld by a three-judge panel of the United States District Court of Columbia in Turner Broadcasting System, Inc. v. FCC on April 8, 1993. The Supreme Court granted certiorari on September 28, 1993 to review the District Court's decision and oral argument was held on January 12, 1994. It is anticipated a decision will be issued later this year. The Company is currently retransmitting the signals of broadcasters who chose a "must carry" right and the signals of broadcasters electing negotiated "retransmission consent" rights.

         Ownership Regulations. The 1992 Cable Act required the FCC to (i) promulgate rules and regulations establishing reasonable limits on the number of cable subscribers which may be served by a multiple systems cable operator;
(2) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest; and (3) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming. On September 23, 1993, the FCC adopted regulations establishing a 30 percent limit on the number of homes passed nationwide that a cable operator may reach through cable systems in which it holds an attributable interest (attributable for these purposes if its ownership interest therein is five percent or greater or if there are any common directors) with an increase to 35 percent if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire interests in additional cable systems in the future.

         On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes passed nationwide that a cable operator may reach through its cable systems) to 40 percent of the first 75 activated channels on each of the operator's systems. The rules provide for the use of two additional channels or a 45 percent limit whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules, which currently are subject to petitions for reconsideration pending before the FCC, may limit carriage of programming services in which the Company or Liberty has an interest on certain systems of cable operators affiliated with the Company.

         In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

         Under the 1992 Cable Act and the FCC's regulations, cable operators may not hold a license for an MMDS nor acquire a SMATV system within the same geographic area in which it provides cable service. Additionally, cable operators are prohibited, subject to certain exceptions, from selling a cable system within 3 years of acquisition or construction of such cable system.

         Buy-through Prohibition. The 1992 Cable Act prohibits cable systems which have addressable converters or certain other security devices in place from requiring cable subscribers to purchase service tiers above basic as a condition to purchasing premium movie channels or pay-per-view. If cable systems do not have such security devices in place, they are given up to 10 years to comply. The Company has, however, generally complied with the provision in its systems, regardless of addressability.

         Program Acquisition. On April 2, 1993, the FCC adopted regulations implementing the program access provisions of the 1992 Cable Act. Essentially, these regulations are designed to insure that video programming distributors competing with cable operators have access to cable television programming services at non-discriminatory prices and will limit unfair practices, programming contracts, and discriminatory contract terms (including excessive volume discounts).

         The rules apply the prohibition against "unfair" practices to all programmers whether vertically integrated or not. If a vertically integrated program supplier is challenged for price discrimination, it must justify the price differential based on several factors. New exclusive contracts involving vertically integrated programmers will be prohibited in most cases unless the FCC first determines the contract serves the public interest. However, existing service contracts executed prior to June 1, 1990 granting exclusive rights will remain in effect. The FCC allowed a transition period until the fall of 1993 to bring other existing programming contracts into compliance with the regulations.

         Customer Service/Technical Standard. As required by the 1992 Cable Act, the FCC has adopted comprehensive regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

         The 1992 Cable Act contains numerous other regulatory provisions which together with the 1984 Cable Act create a comprehensive regulatory framework. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions such as suspension of licenses and authorizations, issuance of cease and desist orders and imposition of penalties that could be of severe consequence to the conduct of a cable operator's business.

         Many of the specific obligations imposed on the operation of cable television systems under these laws and regulations are complex, burdensome and increase the Company's costs of doing business. Numerous petitions have been filed with the FCC seeking reconsideration of various aspects of the regulations implementing the Cable Act. Petitions for judicial review of regulations adopted by the FCC, as well as other court challenges to the 1992 Cable Act and the FCC's regulations, also remain pending. The Company is uncertain how the courts and/or FCC will ultimately rule or whether such rulings will materially change any existing rules or statutory requirements. Further, virtually all of these laws and regulations are subject to revision at the discretion of the appropriate governmental authority.

         The Company has two-way communications stations, microwave relay stations and receive-only earth stations for reception of satellite signals, which are individually licensed by the FCC for a specific term. Such licenses are essential to the conduct of the Company's business and must periodically be renewed by the Company. No assurance can be given that such renewals will be granted by the FCC.

         Pursuant to lease agreements with local public utilities, the cable facilities in most of the Company's cable television systems are generally attached to utility poles or are in underground ducts controlled by the utility owners. The rates and conditions imposed on the Company for such attachments or occupation of utility space are generally subject to regulation by the FCC or, in some instances, by state agencies, and are subject to change.

         Copyright Regulations. The Copyright Revision Act of 1976 (the "Copyright Act") provides cable television operators with a compulsory license for retransmission of broadcast television programming without having to negotiate with the stations or individual copyright owners for retransmission consent for the programming. However, see Regulation of Carriage of Broadcast Stations regarding the imposition of retransmission consent for broadcast stations. The availability of the compulsory license is conditioned upon the cable operators' compliance with applicable FCC regulations, certain reporting requirements and payment of appropriate license fees, including interest charges for late payments, pursuant to the schedule of fees established by the Copyright Act and regulations promulgated thereunder. The Copyright Act also empowers the Copyright Office to periodically review and adjust copyright royalty rates based on inflation and/or petitions for adjustments due to modifications of FCC rules. The FCC has recommended to Congress the abolition of the compulsory license for cable television carriage of broadcast signals, a proposal that has received substantial support from members of Congress. Any material change in the existing statutory copyright scheme could significantly increase the costs of programming and could have an adverse effect on the business interests of the Company.

         State and Local Regulation. Cable television systems are generally licensed or "franchised" by local municipal or county governments and, in some cases, by centralized state authorities with such franchises being given for fixed periods of time subject to extension or renewal largely at the discretion of the issuing authority. The specific terms and conditions of such franchises vary significantly depending on the locality, population, competitive services, and a host of other factors. While this variance takes place even among systems of essentially the same size in the same state, franchises generally are comprehensive in nature and impose requirements on the cable operator relating to all aspects of cable service including franchise fees, technical requirements, channel capacity, consumer service standards, "access" channel and studio facilities, insurance and penalty provisions and the like. Local franchise authorities generally control the sale or transfer of cable systems to third parties and, although the 1992 Cable Act sought to limit such transfer review, the transfer process still affords local governmental officials some power to affect the disposition of the cable property as well as to obtain other concessions from the operator. The franchising process, like the federal regulatory climate, is highly politicized and no assurances can be given that the Company's franchises will be extended or renewed or that other problems will not be engendered at the local level. There appears to be a growing trend for local authorities to impose more stringent requirements on cable operators often increasing the costs of doing business. The 1984 Cable Act grants certain protective procedures in connection with renewal of cable franchises, which procedures were further clarified by the renewal provisions of the 1992 Cable Act.

         GENERAL

         Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

         The Company has not expended material amounts during the last three fiscal years on research and development activities.

         There is no one customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's consolidated revenue.

         Compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

         At December 31, 1993, the Company had approximately 24,000 employees. Of these employees, approximately 500 were located in its corporate headquarters and most of the balance were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems.

(d)      Financial Information about Foreign & Domestic Operations and Export
         Sales

         The Company has neither material foreign operations nor export sales.

Item 2.  Properties.

         The Company owns its executive offices in a suburb of Denver, Colorado. It leases most of its regional and local operating offices. The Company owns many of its head-end and antenna sites. Its physical cable television properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components.

         The Company's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. Physical properties of the Company are not held subject to any major encumbrance.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         Viacom International, Inc. v. Tele-Communications, Inc., Liberty Media Corporation, Satellite Services, Inc., Encore Media Corporation, NetLink USA, Comcast Corporation, and QVC Network, Inc. This suit was filed on September 23, 1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleges that the Company violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc.-Paramount Communications, Inc. ("Paramount") merger agreement and with plaintiff's prospective business advantage. The amended complaint further alleges that even if plaintiff is ultimately successful in its bid to acquire Paramount, its competitive position will still be diminished because the Company, through Liberty, will have forced plaintiff to expend additional financial resources to consummate the acquisition. Plaintiff is seeking permanent injunctive relief and actual and punitive or treble damages of an undisclosed amount. Plaintiff claims that the Company, along with Liberty, has conspired to use its monopoly power in cable television markets to weaken unaffiliated programmers and deny access to essential facilities necessary for distributing programming to cable television systems. Plaintiff also alleges that the Company has conspired to deny essential technology necessary for distributing programming to owners of home satellite dishes. Plaintiff claims that the Company is engaging in these alleged conspiracies in an attempt to monopolize alleged national markets for non-broadcast television programming and distribution. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Ranlee Communications, Inc. v. United Artists Telecommunications, Inc. and United Artists Communications, Inc. This matter was filed in the United States District Court for the Eastern District of New York in September of 1989. Plaintiff alleges that defendant United Artists Telecommunications, Inc., by and through its parent United Artists Communications, Inc., the predecessor company of UAE (now a wholly-owned subsidiary of TCI), entered into an agreement with plaintiff wherein plaintiff was engaged as a manager to order, install and supervise telephone switching systems throughout the United States, and to order, install and supervise pay telephones in the Greater New York Metropolitan area, and that the defendants did wrongfully and in bad faith terminate the contract. Plaintiff seeks damages in excess of $100 million. Discovery has been completed. The defendants have filed a motion for summary judgement which is pending. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         On November 10, 1992, a complaint, captionedThe City of Chicago Heights, Illinois and Walter J. Pietrucha v. Nick Lobue, et. al., was filed in the Circuit Court of Cook County, Illinois. The complaint named numerous defendants including former public officials of the City of Chicago Heights and various companies that entered into contracts with the City during the period from 1976 to 1991, and alleged that such contracts were procured or maintained in violation of Illinois state law through a series of bribes, kickbacks and breaches of fiduciary duties. With respect to the Company, the complaint alleged that an unidentified attorney obtained a 15-year cable television franchise for the City of Chicago Heights on behalf of a subsidiary of the Company in 1981 as a result of bribes and illegal kickbacks made to certain of the public officials named as defendants in the action. Effective December 30, 1993, a settlement agreement was executed which resolved all claims against the Company. Pursuant to that settlement agreement, plaintiffs' claims against the Company were dismissed with prejudice on January 27, 1994. This represents the final resolution of this matter and, accordingly, this case will not be reported in future filings.

         Tyrone Belgrave, et al., vs. Tele-Communications, Inc., et al. On February 8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, invasion of privacy, wrongful discharge, and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each seek compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff per defendant. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Euan Fannell v. Tele-Communications, Inc., et al. On February 8, 1994, Euan Fannell, the former general manager of UCTC of Baltimore, Inc. filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, employment defamation, intentional infliction of emotional distress, invasion of privacy, breach of contract, and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise of the Company. The plaintiff seeks $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to the intentional infliction of emotional distress claim; and $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to each of five other counts. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Leonie Palumbo, et al. v. Tele-Communications, Inc., et al. On February 8, 1994, Leonie Palumbo, a former employee of TCI East, Inc., filed a class action suit in the United States District Court for the District of Columbia against Tele-Communications, Inc., John Malone, and J.C. Sparkman.
The action alleges, on behalf of a class of past, present and future black employees of the Company, and all past, present and future black applicants for employment with the Company, discrimination on the basis of race. The complaint seeks unspecified compensation and punitive damages as well as injunctive relief for these violations. The Company intends to contest the action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushie (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Law, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Law seeks damages of $500,000. The Company intends to contest the action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares of the Company's Class A and Class B common stock are traded in the over-the-counter market on the Nasdaq National Market under the symbols TCOMA and TCOMB, respectively. The following table sets forth the range of high and low sales prices of shares of Class A and Class B common stock for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

                                            Class A               Class B
                                         --------------        --------------
                                         High       Low        High       Low
                                         ----       ---        ----       ---
         1992:
         ----
         First quarter                  18-1/8     15-3/8     17-3/4     15-1/2
         Second quarter                 20         16-1/8     19-1/2     16-1/4
         Third quarter                  20-7/8     16-3/4     20-3/4     17
         Fourth quarter                 22         16-1/2     21-3/4     16-1/2

         1993:
         ----
         First quarter                  25-1/2     20-3/4     25-1/2     21
         Second quarter                 24         17-1/2     24         18-3/8
         Third quarter                  26-3/4     21-5/8     27         22
         Fourth quarter                 33-1/4     24-7/8     40         25-1/2


         As of January 31, 1994, there were 7,663 holders of record of the Company's Class A common stock and 692 holders of record of the Company's Class B common stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

         The Company has not paid cash dividends on its Class A or Class B common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. Certain loan agreements contain provisions that limit the amount of dividends, other than stock dividends, that the Company may pay (see note 6 to the consolidated financial statements). See also related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following tables present selected information relating to the financial condition and results of operations of the Company for the past five years.

                                               December 31,
                            --------------------------------------------------
                             1993      1992 *     1991 *     1990 *     1989 *
                            ------     ------     ------     ------     ------
                                             amounts in millions
Summary Balance Sheet Data:
- --------------------------

Property and
  equipment, net            $ 4,935     4,562      4,081      4,156     3,692

Franchise
  costs, net                $ 9,197     9,300      8,104      7,348     6,811

Net assets of
  discontinued
  operations                $    --        --        242         54       580

Total assets                $16,520    16,310     15,166     14,106    13,560

Debt                        $ 9,900    10,285      9,455      8,922     8,007

Stockholders' equity        $ 2,112     1,726      1,570        748       840

Shares outstanding
 (net of treasury shares):
  Class A common stock          403       382        370        310       305
  Class B common stock           47        48         49         48        48


                                                                     (continued)

                                           Years ended December 31,
                                  ------------------------------------------
                                   1993     1992*   1991 *   1990 *   1989 *
                                  ------   ------   ------   ------   ------
                                  amounts in millions, except per share data
Summary of
- ----------
 Operations Data:
 ---------------

Revenue                          $ 4,153    3,574    3,214    2,940    2,358

Operating income                 $   916      864      674      546      455

Earnings (loss) from:
  Continuing operations          $    (7)       7      (78)    (191)    (262)
  Discontinued operations             --      (15)     (19)     (63)      (3)
                                 -------   ------   ------   ------   ------
                                      (7)      (8)     (97)    (254)    (265)
Dividend requirement on
  redeemable preferred
  stocks                              (2)     (15)      --       --       --
                                 -------    -----   ------   ------   ------

Net loss attributable
  to common shareholders         $    (9)     (23)     (97)    (254)    (265)
                                 =======   ======   ======   ======   ======

Loss attributable to
  common shareholders
  per common share:
    Continuing operations        $  (.02)    (.01)    (.22)    (.54)    (.74)
    Discontinued operations           --     (.04)    (.05)    (.18)    (.01)
                                 -------   ------   ------   ------   ------

                                 $  (.02)    (.05)    (.27)    (.72)    (.75)
                                 =======   ======   ======   ======   ======

Weighted average common
  shares outstanding                 433      424      360      355      353

____________________

*Restated and reclassified - see notes to consolidated financial statements included in Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Summary of Operation

         The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue and the percentage increase or decrease of the dollar amount of such items as compared to the prior period. This summary provides trend data relating to the Company's normal recurring operations. Other items of significance are discussed separately under the captions "Other Income and Expense", "Income Taxes" and "Net Loss" below. Amounts set forth below reflect the Company's motion picture theatre exhibition industry segment as discontinued operations. Additionally, amounts set forth below have been restated to reflect the Company's implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109").

                                     Relationship to        Period to Period
                                         Revenue                Increase
                                       Years ended             Years ended
                                       December 31,           December 31,
                                 ------------------------   -----------------
                                  1993     1992     1991    1992-93   1991-92
                                 ------   ------   ------   -------   -------
  Revenue                        100.0%   100.0%   100.0%     16.2%   11.2%

  Operating costs and
    expenses before
    depreciation and
    amortization                  56.0     54.4     55.5      19.5%    9.1%
  Depreciation and amortization   21.9     21.4     23.5      19.2%    1.1%
                                 -----    -----    -----

  Operating income                22.1%    24.2%    21.0%      6.0%   28.2%
                                 =====    =====    =====

         Revenue increased by approximately 16.2% from 1992 to 1993. Such increase was the result of an acquisition in late 1992 (10%), growth in subscriber levels within the Company's cable television systems (4%) and increases in prices charged for cable services (3%), net of a decrease in revenue (1%) due to rate reductions required by rate regulation implemented pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Revenue increased 11.2% from 1991 to 1992. Approximately 3% to 5% of such increase resulted from growth in subscriber levels within the Company's cable television systems and additional services sold to existing customers and 5% to 7% resulted from increases in prices charged for cable services. In 1994, the Company anticipates that it will experience a decrease in the price charged for those services that are subject to rate regulation under the 1992 Cable Act. See related discussion below.

         Operating costs and expenses have historically remained relatively constant as a percentage of revenue. However, operating costs and expenses increased in 1993 primarily as a result of an acquisition in late 1992. Additionally, in 1993, the Company incurred certain one-time direct charges relating to the implementation of the new Federal Communications Commission ("FCC") regulations, as further described below. The Company made several separate grants (in 1992 and 1993) of stock options issued in tandem with stock appreciation rights. The Company recorded compensation relating to such stock appreciation rights of $31 million and $1 million in 1993 and 1992, respectively.

         In 1992, the Company experienced an improvement in its operating costs and expenses due primarily to certain efficiencies and cost savings arising from the integration of the operations and management of United Artists Entertainment Company ("UAE") upon TCI's acquisition in late 1991 of the remaining minority interests in the equity of UAE. Additionally, during 1992, the Company streamlined its operating structure through the consolidation of three of its regional operating divisions into two divisions. In connection with the consolidation of these divisional offices, the Company incurred restructuring charges of approximately $8 million which are reflected in the accompanying consolidated financial statements for the year ended December 31, 1992.

         The Company cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. Additionally, the Company cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the FCC's rate regulations as described below.

         Effective April 1, 1993, based upon changes in FCC regulations, the Company revised its estimate of the useful lives of certain distribution equipment to correspond to the Company's anticipated remaining period of ownership of such equipment. The revision resulted in a decrease in net earnings of approximately $12 million (or $.03 per share) for the year ended December 31, 1993.

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. Such rate regulations became effective on September 1, 1993. The rate increase moratorium, which began on April 5, 1993, continues in effect through May 15, 1994 for franchise areas not subject to regulation. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

         The Company's new rates for Regulated Services, which were implemented September 1, 1993, are subject to review by the FCC if a complaint has been filed or the appropriate local franchising authority if such authority has been certified. The Company estimated that, on an annualized basis, implementation of the 1993 rate regulations would result in a reduction to revenue ranging from $140 million to $160 million. The Company experienced a $44 million revenue reduction during the four months ended December 31, 1993 and incurred $21 million in one-time direct expenses in connection with the implementation of the FCC's regulations.

         On February 22, 1994, the FCC announced that it had adopted revised benchmark rate regulations which will apply to rates and charges for Regulated Services on and after the effective date of these rules. After its initial review of the effect of the FCC further rate reductions, the Company estimated that its revenue could be further decreased by approximately $144 million on an annualized basis. The estimate was based upon the FCC Executive Summary dated February 22, 1994 which stated that those cable television systems electing not to make a cost-of-service showing will be required to set their rates for Regulated Services at a level equal to the higher of the FCC's revised benchmark rates or the operator's September 30, 1992 rates minus 17 percent. Thus, the revised benchmarks may result in additional rate reductions of up to 7 percent beyond the maximum reductions established under the FCC's initial benchmark regulations. Although the text of the FCC's benchmark regulation has not been released, it is currently anticipated that the rules will take effect on or about May 15, 1994. The actual reduction in revenue may differ depending on the terms of the final regulations and the completion of a more detailed analysis of the new rate regulations and the Company's rates and services.

         The estimated reductions in revenue resulting from the FCC's actions in 1993 and 1994 are prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

         The FCC's benchmark rate regulations permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs and compulsory copyright fees, to the extent such increases exceed the rate of inflation. However, these increases may be required to be offset by a productivity factor.

         The revised benchmark regulations also provide a mechanism for adjusting rates when regulated tiers are affected by channel additions or deletions. The FCC has indicated that cable operators adding or deleting channels on a regulated tier will be required to adjust the per-channel benchmark for that tier based on the number of channels offered after the addition or deletion. The FCC also stated that the additional programming costs resulting from channel additions will be accorded the same external treatment as other program cost increases, and that cable operators will be permitted to recover a mark-up on their programming expenses.

         On February 22, 1994, the FCC also adopted interim "cost-of-service" rules governing attempts by cable operators to justify higher than benchmark rates based on unusually high costs. Under this methodology, cable operators may recover, through the rates they charge for Regulated Service, their normal operating expenses plus an interim rate of return of 11.25%, which rate may be subject to change in the future.

         Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations will have a material adverse effect on its results of operations.

         Other Income and Expens

         The Company's weighted average interest rate on borrowings was 7.2%, 7.6% and 9.0% during 1993, 1992 and 1991, respectively. At December 31, 1993, after considering the net effect of various interest rate hedge and exchange agreements (see note 6 to the consolidated financial statements) aggregating $1,322 million, the Company had $5,123 million (or 52%) of fixed-rate debt with a weighted average interest rate of 9.0% and $4,777 million (or 48%) of variable-rate debt with interest rates approximating the prime rate (6% at December 31, 1993).

         The Company is a partner in certain joint ventures that are currently operating and constructing cable television and telephone systems in the United Kingdom and other parts of Europe. These joint ventures, which are accounted for under the equity method, have generated losses of which the Company's share in 1993 and 1992 amounted to $47 million and $37 million, respectively, including $3 million and $6 million in 1993 and 1992, respectively, resulting from foreign currency transaction losses. In contrast to the Company's domestic operations, the Company's results of operations in the United Kingdom and Europe will continue to be subject to fluctuations in the applicable foreign currency exchange rates. At December 31, 1993, the Company's stockholders' equity includes a cumulative foreign currency translation loss of $29 million.

         The Company sold certain investments and other assets for an aggregate net pre-tax gain of $42 million, $9 million and $43 million in 1993, 1992 and 1991, respectively.

         During 1993, 1992 and 1991, the Company recorded losses of $17 million, $67 million and $7 million, respectively, from early extinguishment of debt during such periods. Included in the 1992 amount was $52 million from the extinguishment of the SCI Holdings, Inc. ("SCI") indebtedness (see note 4 to the consolidated financial statements). There may be additional losses associated with early extinguishments of debt in the future.

         Interest and dividend income was $34 million, $69 million and $53 million in 1993, 1992 and 1991, respectively. Included in the 1992 and 1991 amounts was $30 million and $26 million, respectively, earned on the preferred stock investment that was repurchased by a subsidiary of SCI in 1992 (see note 4 to the consolidated financial statements). In connection with such repurchase, the Company received a premium amounting to $14 million which has been separately reflected in the accompanying consolidated statement of operations.

         Income Taxes

         The Company has adopted Statement No. 109. Statement No. 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. The Company restated its financial statements for the years beginning January 1, 1986 through December 31, 1992. The effect of the implementation of Statement No. 109 at December 31, 1992 was a $2 million decrease in receivables, $48 million net increase in investments, $178 million net increase in property and equipment, $2,901 million net increase in franchise costs, $2 million increase in other assets, $34 million increase in other liabilities, $2,865 million increase in deferred taxes payable and $228 million decrease in accumulated deficit. Under Statement No. 109, the effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment.

         New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. The Company has reflected the tax rate change in its consolidated statements of operations in accordance with the treatment prescribed by Statement No. 109. Such tax rate change resulted in an increase of $76 million to the Company's income tax expense and deferred income tax liability.

         Net Loss

         The Company's loss (before preferred stock dividends) of $7 million for the year ended December 31, 1993 represented a decrease of $14 million as compared to the Company's earnings from continuing operations of $7 million for the corresponding period of 1992. Such decline was due primarily to an increase in income tax expense arising from the aforementioned tax rate change enacted in the third quarter of 1993, an increase in compensation relating to stock appreciation rights and the reduction of interest and dividend income resulting from the disposition at the end of 1992 of a preferred stock investment, net of an increase in gain on disposition of assets, a reduction in loss from early extinguishment of debt and a reduction in minority interest in earnings of consolidated subsidiaries attributable to the repurchase of certain preferred stock of a consolidated subsidiary.

         The Company's earnings from continuing operations (before preferred stock dividends) for 1992 of $7 million represented an improvement as compared to the Company's net loss from continuing operations of $78 million for the corresponding period of 1991 due primarily to improved operating results by the Company in its cable television business. Also, the general decline in interest rates had a positive impact on the Company's net results.

         On March 28, 1991, the Company contributed its interests in certain of its cable television programming businesses and cable television systems to Liberty Media Corporation ("Liberty") in exchange for several different classes and series of preferred stock of Liberty. On that same date, Liberty issued shares of its common stock to TCI shareholders (certain of whom were TCI officers and directors) who tendered shares of TCI Class A and Class B common stock pursuant to an exchange offer (see note 3 to the accompanying consolidated financial statements). Due to the significant economic interest held by TCI through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCI has accounted for its investment in Liberty under the equity method. The Company does not recognize any income relating to dividends, including preferred stock dividends, and the Company has continued to record earnings or losses generated by the interests contributed to Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends). Consequently, the contribution of such assets to Liberty has had no effect on the net reported results of the Company. For a discussion of the proposed merger of Liberty and TCI, see Liquidity and Capital Resources below.

         On May 12, 1992, the Company sold its motion picture theatre business and certain theatre-related real estate assets (see note 12 to the accompanying consolidated financial statements). Accordingly, the operations of the Company's motion picture theatre exhibition industry segment have been reclassified and reflected as "discontinued operations" in the accompanying consolidated financial statements.

         Inflation has not had a significant impact on the Company's results of operations during the three-year period ended December 31, 1993.

         Recent Accounting Pronouncements

         In November of 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"). As the Company's present accounting policies generally are in conformity with the provisions of Statement No. 112, the Company does not believe that Statement No. 112 will have a material effect on the Company. Statement No. 112 is effective for years beginning after December 31, 1994.

         In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114"). As the Company's present accounting policies generally are in conformity with the provisions of Statement No. 114, the Company does not expect that Statement No. 114 will have a material effect on the Company's consolidated financial statements. Statement No. 114 is effective for years beginning after December 15, 1994.

         In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available- for sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

         The Company holds no material debt securities. Marketable equity securities are currently reported by the Company at the lower of cost or market ("LOCOM") and net unrealized losses are reported in earnings. The Company will apply the new rules starting in the first quarter of 1994. Application of the new rules will result in an estimated increase of approximately $300 million in stockholders' equity as of January 1 1994, representing the recognition of unrealized appreciation, net of taxes, for the Company's investment in equity securities determined to be available-for-sale, previously carried at LOCOM.

         Liquidity and Capital Resource

         On January 31, 1994, TCI announced that TCI and Liberty had entered into a definitive agreement (the "TCI/Liberty Agreement"), dated as of January 27, 1994 to combine the two companies. As previously announced, the transaction will be structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company ("TCI/Liberty"). TCI shareholders will receive one share of TCI/Liberty for each of their shares. Liberty common shareholders will receive 0.975 of a share of TCI/Liberty for each of their common shares. The transaction is subject to the approval of both sets of shareholders as well as various regulatory approvals and other customary conditions. Subject to timely receipt of such approvals, which cannot be assured, it is anticipated the closing of such transaction will take place during 1994.

         The Company generally finances acquisitions and capital expenditures through net cash provided by operating and financing activities. Although amounts expended for acquisitions and capital expenditures exceed net cash provided by operating activities, the borrowing capacity resulting from such acquisitions, construction and internal growth has been and is expected to continue to be adequate to fund the shortfall. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         The Company had approximately $1.4 billion in unused lines of credit at December 31, 1993, excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined). Based upon preliminary calculations, the Company believes that the aforementioned 1993 and 1994 rate regulations will not materially impact the availability under its lines of credit or its ability to repay indebtedness as it matures. See note 6 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.

         In October of 1992, the Company received full investment grade status by all accredited rating agencies. Such ratings added to the Company's ability to sell publicly greater amounts of fixed-rate debt securities with longer maturities. The increased maturities of the debt securities sold by the Company and the use of the proceeds of such sales to decrease bank borrowings are expected to improve the Company's liquidity due to decreased principal payments required in the next five years.

         During the year ended December 31, 1993, the Company sold $3 billion of publicly-placed fixed-rate senior notes with interest rates ranging from 4.81% to 9.25% and maturity dates ranging from 1995 to 2023. The proceeds from the sale of these notes were used to repay variable-rate bank debt.

         On October 28, 1993, the Company called for redemption all of its remaining Liquid Yield OptionTM Notes. In connection with such call for redemption, Notes aggregating $405 million were converted into 18,694,377 shares of Class A common stock and Notes aggregating less than $1 million were redeemed together with accrued interest to the redemption date. Prior to the aforementioned redemption, Notes aggregating $6 million were converted into 259,537 shares of TCI Class A common stock during 1993.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of operating income before depreciation, amortization and other non-cash operating expenses ($1,858 million, $1,637 million and $1,430 million in 1993, 1992 and 1991, respectively) to interest expense ($731 million, $718 million and $826 million in 1993, 1992 and 1991, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 254%, 228% and 173% for 1993, 1992 and 1991, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, more than half of which results from fixed rate indebtedness. The Company's improved operating results in 1993 and 1992 and a general decline in interest rates during 1992 led to an improvement in the Company's interest coverage ratio.

         As security for borrowings under one of its credit facilities, the Company pledged a portion of the common stock it holds of Turner Broadcasting System, Inc. ("TBS") having a value of approximately $643 million at December 31, 1993. Borrowings under this credit facility (which amounted to $250 million at December 31, 1993) are due in August of 1994. On or before such date, the Company expects to repay these borrowings.

         Approximately thirty-five percent of the franchises held by the Company, involving approximately 3.8 million basic subscribers, expire within five years. There can be no assurance that the franchises for the Company's systems will be renewed as they expire although the Company believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984 for franchise renewal. However, in the event they are renewed, the Company cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with such renewals.

         The Company is upgrading and installing optical fiber in its cable systems at a rate such that in three years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The Company made capital expenditures of $947 million in 1993 and the Company's capital budget for 1994 is $1.2 billion to provide for the continued rebuilding of its cable systems. The Company has suspended $500 million of its 1994 capital spending pending further clarification of the FCC's February 22, 1994 revised benchmark regulations and the FCC's announced intention to adopt an experimental incentive plan which would provide cable operators with incentives to upgrade their systems and offer new services.

         The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios from January 1, 1993 through December 31, 2002 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $105 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

         The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for regulated services are subject to review. If, as a result of this process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received since September 1, 1993. The amount of refunds, if any, which could be payable by the Company in the event that systems' rates are successfully challenged by franchising authorities is not currently estimable.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

         Certain subsidiaries' loan agreements contain restrictions regarding transfers of funds to the parent company in the form of loans, advances or cash dividends. The amount of net assets of such subsidiaries exceeds the Company's consolidated net assets. However, net cash provided by operating activities of other subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

         Management believes that net cash provided by operating activities, the Company's ability to obtain additional financing (including its available lines of credit and its access to public debt markets as an investment grade debt security issuer) and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company are filed under this Item, beginning on Page II-13. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Tele-Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."




                                          /s/ KPMG PEAT MARWICK
                                              KPMG Peat Marwick




Denver, Colorado
March 21, 1994

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1993 and 1992


Assets                                                        1993      1992*
- ------                                                       ------    ------
                                                           amounts in millions
Cash                                                        $     1         34

Trade and other receivables, net                                232        201

Investment in Liberty Media Corporation
  ("Liberty") (note 3)                                          489        432

Investment in other affiliates, accounted for under
  the equity method, and related receivables (note 4)           645        721

Investment in Turner Broadcasting System, Inc.
  (note 5)                                                      491        491

Property and equipment, at cost:
  Land                                                           73         71
  Distribution systems                                        6,629      6,075
  Support equipment and buildings                               818        712
                                                            -------     ------
                                                              7,520      6,858
  Less accumulated depreciation                               2,585      2,296
                                                            -------     ------
                                                              4,935      4,562
                                                            -------     ------

Franchise costs                                              10,620     10,467
  Less accumulated amortization                               1,423      1,167
                                                            -------     ------
                                                              9,197      9,300
                                                            -------     ------

Other assets, at cost, net of amortization                      530        569
                                                            -------     ------

                                                            $16,520     16,310
                                                            =======     ======


*Reclassified and restated - see notes 1, 3 and 10.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued


Liabilities and Stockholders' Equity                          1993      1992*
- ------------------------------------                         ------    ------
                                                           amounts in millions
Accounts payable                                           $   124         99

Accrued interest                                               157         94

Other accrued expenses                                         500        465

Debt (note 6)                                                9,900     10,285

Deferred income taxes (note 10)                              3,310      3,164

Other liabilities                                              114         87
                                                           -------     ------

    Total liabilities                                       14,105     14,194
                                                           -------     ------

Minority interests in equity
 of consolidated subsidiaries                                  285        280

Redeemable preferred stocks (note 7)                            18        110

Stockholders' equity (note 8):
  Preferred stock, $1 par value.
    Authorized 10,000,000 shares, issued
    and outstanding 6,201 and 4,778,595
    shares of redeemable preferred stocks
    in 1993 and 1992                                            --         --
  Class A common stock, $1 par value.
    Authorized 1,000,000,000 shares;
    issued 481,837,347 shares in 1993
    and 461,722,382 shares in 1992                             482        462
  Class B common stock, $1 par value.
    Authorized 100,000,000 shares;
    issued 47,258,787 shares in 1993
    and 47,708,677 shares in 1992                               47         48
  Additional paid-in capital                                 2,293      1,909
  Cumulative foreign currency translation adjustment           (29)       (19)
  Accumulated deficit                                         (348)      (341)
                                                           -------     ------
                                                             2,445      2,059
  Treasury stock, at cost (79,335,038
    shares of Class A common stock)                           (333)      (333)
                                                           -------     ------

    Total stockholders' equity                               2,112      1,726
                                                           -------     ------

Commitments and contingencies (note 11)

                                                           $16,520     16,310
                                                           =======     ======


*Restated and reclassified - see notes 1, 3 and 10.


See accompanying notes to consolidated financial statements.

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1993, 1992 and 1991

                                                      1993    1992 *    1991 *
                                                     ------   ------    ------
                                                       amounts in millions,
                                                      except per share amounts
Revenue (note 3)                                     $4,153    3,574    3,214

Operating costs and expenses:
  Operating (note 3)                                  1,190    1,028    1,021
  Selling, general and administrative (note 4)        1,105      909      763
  Compensation relating to stock
    appreciation rights (note 8)                         31        1       --
  Restructuring charge                                   --        8       --
  Depreciation                                          622      512      529
  Amortization                                          289      252      227
                                                     ------    -----    -----
                                                      3,237    2,710    2,540
                                                     ------    -----    -----

    Operating income                                    916      864      674

Other income (expense):
  Interest expense                                     (731)    (718)    (826)
  Interest and dividend income                           34       69       53
  Share of earnings of Liberty (note 3)                   4       22       40
  Share of losses of other affiliates (note 4)          (76)    (105)     (60)
  Gain on disposition of assets, net                     42        9       43
  Premium received on redemption of
    preferred stock investment (note 4)                  --       14       --
  Loss on early extinguishment of debt
    (notes 4 and 6)                                     (17)     (67)      (7)
  Minority interests in earnings
   of consolidated subsidiaries, net                     (5)     (41)     (24)
  Other, net                                             (6)      (2)      (1)
                                                     ------    -----    -----
                                                       (755)    (819)    (782)
                                                     ------    -----    -----

      Earnings (loss) from continuing
        operations before income taxes                  161       45     (108)

Income tax benefit (expense) (note 10)                 (168)     (38)      30
                                                     ------    -----    -----

      Earnings (loss) from continuing operations         (7)       7      (78)

Loss from discontinued operations,
  net of income taxes (note 12)                          --      (15)     (19)
                                                     ------    -----    -----

      Net loss                                           (7)      (8)     (97)

Dividend requirement on redeemable
  preferred stocks                                       (2)     (15)      --
                                                     -------   -----    -----

      Net loss attributable to
        common shareholders                          $   (9)     (23)     (97)
                                                     ======    =====    =====

Loss attributable to common shareholders
  per common share (note 1):
    Continuing operations                            $ (.02)    (.01)    (.22)
    Discontinued operations                              --     (.04)    (.05)
                                                     ------    -----    -----

                                                     $ (.02)    (.05)    (.27)
                                                     ======    =====    =====


*Restated and reclassified - see notes 1, 3 and 10.


See accompanying notes to consolidated financial statements.

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1993, 1992 and 1991


                                                                         Cumulative
                                                                           foreign
                                         Common stock       Additional    currency                               Total
                                         ------------        paid-in     translation  Accumulated  Treasury  stockholders'
                                       Class A  Class B      capital     adjustment    deficit *    stock      equity *
                                       -------  -------     ----------   -----------   ---------   --------  -------------
                                                                       amounts in millions
Balance at January 1, 1991             $ 310      48            626           --          (236)        --           748
  Net loss                                --      --             --           --           (97)        --           (97)
  Issuance of common stock upon
    conversion of debentures              --      --              4           --            --         --             4
  Issuance of common stock upon
    exercise of options                   --       2              3           --            --         --             5
  Income tax effect of stock option
    deduction                             --      --              7           --            --         --             7
  Retirement of common stock upon
    redemption of Liberty preferred
    stock                                 (5)     --            (86)          --            --         --           (91)
  Issuance of shares of Class A
    common stock for an acquisition        1      --             10           --            --         --            11
  Issuance of common stock
    upon acquisition of remaining
    minority interest in UAE             143      --          1,190           --            --       (333)        1,000
  Acquisition and retirement
    of common stock                       --      (1)           (16)          --            --         --           (17)
                                       -----     ---          -----         ----          ----       ----         -----

Balance at December 31, 1991             449      49          1,738           --          (333)      (333)        1,570
  Net loss                                --      --             --           --            (8)        --            (8)
  Conversion of public debentures
    (note 6)                               7      --            105           --            --         --           112
  Issuance of common stock upon
    exercise of options                    1      --             13           --            --         --            14
  Issuance of Class A common stock
    for acquisition and
    investment                             5      --             93           --            --         --            98
  Dividends on redeemable
    preferred stocks                      --      --            (15)          --            --         --           (15)
  Foreign currency translation
    adjustment                            --      --             --          (19)           --         --           (19)
  Acquisition and retirement
    of common stock                       --      (1)           (25)          --            --         --           (26)
                                       -----     ---          -----         ----          ----       ----         -----

Balance at December 31, 1992             462      48          1,909          (19)         (341)      (333)        1,726
  Net loss                                --      --             --           --            (7)        --            (7)
  Issuance of common stock
    upon conversion of notes
    (note 6)                              20      --            383           --            --         --           403
  Issuance of common stock upon
    exercise of options                   --      --              7           --            --         --             7
  Dividends on redeemable
    preferred stocks                      --      --             (2)          --            --         --            (2)
  Foreign currency translation
    adjustment                            --      --             --          (10)           --         --           (10)
  Acquisition and retirement
    of common stock                       --      (1)            (4)          --            --         --            (5)
                                       -----     ---          -----         ----          ----       ----         -----

Balance at December 31, 1993           $ 482      47          2,293          (29)         (348)      (333)        2,112
                                       =====     ===          =====         ====          ====       ====         =====


*Restated - see notes 1, 3 and 10.


See accompanying notes to consolidated financial statements.

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1993, 1992 and 1991


                                                    1993     1992 *    1991 *
                                                   ------    ------    ------
                                                       amounts in millions
                                                           (see note 2)
Cash flows from operating activities:
  Net loss                                       $    (7)       (8)      (97)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Discontinued operations                         --        15        19
      Restructuring charge                            --         8        --
      Payment of restructuring charge                 (8)       --        --
      Depreciation and amortization                  911       764       756
      Share of earnings of Liberty                    (4)      (22)      (40)
      Share of losses of other affiliates             76       105        60
      Gain on disposition of assets                  (42)       (9)      (43)
      Premium received on preferred stock
        investment redemption                         --       (14)       --
      Payment of premium received on preferred
        stock investment redemption                   14        --        --
      Loss on early extinguishment of debt            17        67         7
      Compensation relating to
         stock appreciation rights                    31         1        --
      Payment for stock appreciation rights           --       (80)      (45)
      Minority interests in earnings                   5        41        24
      Deferred income tax expense (benefit)          139        28       (39)
      Amortization of debt discount                   27        27        16
      Noncash interest and dividend income            (7)      (40)      (28)
      Other noncash charges                           --        --        (2)
      Changes in operating assets and liabilities,
        net of the effect of acquisitions:
          Change in receivables                      (32)       (3)      (36)
          Change in accrued interest                  63        --       (14)
          Change in other accruals and payables       68        77        45
                                                 -------     -----     -----
            Net cash provided by
              operating activities                 1,251       957       583
                                                 -------     -----     -----

Cash flows from investing activities:
  Cash paid for acquisitions                        (158)   (1,256)     (399)
  Capital expended for property and equipment       (947)     (526)     (566)
  Cash proceeds from disposition of assets           149        66       103
  Cash proceeds from disposition of
    discontinued operations                           --       220        --
  Discontinued operations                             --         9        31
  Additional investments in and loans to
    affiliates and others                           (361)     (205)     (192)
  Payment received on preferred stock
    investment redemption                            183        --        --
  Return of capital from affiliates                    1         1        34
  Repayment of loans by affiliates and others         62        32        35
  Other investing activities                         (99)     (155)     (138)
                                                 -------     -----     -----
            Net cash used in
              investing activities                (1,170)   (1,814)   (1,092)
                                                 -------     -----     -----


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                  Years ended December 31, 1993, 1992 and 1991


                                                    1993     1992 *    1991 *
                                                   ------    ------    ------
                                                       amounts in millions
                                                           (see note 2)
Cash flows from financing activities:
  Borrowings of debt                               6,305     5,354     5,918
  Repayments of debt                              (6,321)   (4,435)   (5,412)
  Borrowings of short-term notes to affiliate         --        --        22
  Repayment of short-term notes to affiliate          --       (22)       --
  Sales of equity securities of subsidiaries          --        --         9
  Preferred stock dividends of subsidiaries           (6)       (6)      (19)
  Preferred stock dividends                           (2)      (15)       --
  Repurchase of preferred stock                      (92)       (5)       --
  Issuances of common stock                            6         7         2
  Repurchases of common stock                         (4)      (19)       (9)
                                                 -------     -----     -----
            Net cash provided (used) by
              financing activities                  (114)      859       511
                                                 -------     -----     -----

            Net increase (decrease) in cash          (33)        2         2

            Cash at beginning of year                 34        32        30
                                                 -------     -----     -----

            Cash at end of year                  $     1        34        32
                                                 =======     =====     =====


*Restated and reclassified - see notes 1, 3 and 10.


See accompanying notes to consolidated financial statements.

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1993, 1992 and 1991


(1)    Summary of Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       Restated Financial Statements for Implementation of Statement of Financial Accounting Standards No. 109, "Accounting fo Income Taxes"

       Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("Statement No. 109"), "Accounting for Income Taxes" and has applied the provisions of Statement No. 109 retroactively to January 1, 1986. The accompanying 1992 and 1991 consolidated financial statements and related notes have been restated to reflect the implementation of Statement No. 109. See note 10.

       Receivable

       Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1993 and 1992 was not material.

       Investment

       Investments in which the ownership interest is less than 20% are generally carried at cost. Investments in marketable equity securities are carried at the lower of aggregate cost or market and any declines in value which are other than temporary are reflected as a reduction in the Company's carrying value of such investment. For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of the Company's investment in, advances to and guarantees for the investee. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

       Property and Equipment

       Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1993, 1992 and 1991, interest capitalized was not material.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings. Beginning in April of 1993, based upon changes in FCC regulations, the Company revised its estimate of useful lives of certain distribution equipment to correspond to the Company's anticipated remaining period of ownership of such equipment. This revision resulted in a decrease to net earnings of approximately $12 million ($.03 per share) for the year ended December 31, 1993.

       Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety. However, recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to the Company's ownership interest in such affiliates.

       Franchise Costs

       Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by the Company in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

       Minority Interests

       Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries. Further, the minority interests' share of losses is not recognized if the minority holders of common equity of consolidated subsidiaries have the right to cause the Company to repurchase such holders' common equity.

       Included in minority interests in equity of consolidated subsidiaries are $50 million and $46 million at December 31, 1993 and 1992, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $6 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

       Foreign Currency Translatio

       All balance sheet accounts of foreign investments are translated at the current exchange rate as of the end of the accounting period. Statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Loss Per Common Shares

       The loss per common share for 1993, 1992 and 1991 was computed by dividing net loss by the weighted average number of common shares outstanding during such periods (432.6 million, 424.1 million and 359.9 million for 1993, 1992 and 1991, respectively). Common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

       Reclassification

       Certain amounts have been reclassified for comparability with the 1993 presentation.

(2)    Supplemental Disclosures to Consolidated Statements of Cash Flows

       Cash paid for interest was $641 million, $689 million and $829 million for 1993, 1992 and 1991, respectively. Also, during these years, cash paid for income taxes was not material.

       Significant noncash investing and financing activities are as follows:

                                                      Years ended December 31,
                                                      ------------------------
                                                        1993     1992     1991
                                                        ----     ----     ----
                                                         amounts in millions
       Acquisitions:
         Fair value of assets acquired                $  172    1,231    1,877
         Liabilities assumed, net of current assets       (7)      21      (12)
         Deferred tax asset (liability)
           recorded in acquisitions                       (7)       7     (337)
         Minority interests in equity
           of acquired entities                           --       --       (3)
         Value of TCI preferred stock issued
           in acquisitions                                --       --     (115)
         Value of TCI common stock issued
           in acquisitions                                --       (3)  (1,011)
                                                      ------    -----   ------
             Cash paid for acquisitions               $  158    1,256      399
                                                      ======    =====   ======

       Value of TCI Class A common stock issued
         as part of purchase price of equity
         investment                                   $   --       95       --
                                                      ======    =====   ======

       Note received upon disposition of assets       $   --       15       --
                                                      ======    =====   ======

       Contribution of certain interests
         to Liberty in exchange for
         preferred stock (see note 3)                 $   --       --      530
                                                      ======    =====   ======

       Common stock received upon
         redemption of preferred stock
         of Liberty (see note 3)                      $   --       --       91
                                                      ======    =====   ======


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                      Years ended December 31,
                                                      ------------------------
                                                       1993     1992     1991
                                                       ----     ----     ----
                                                        amounts in millions
       Receipt of notes receivable upon
         disposition of Liberty common stock
         and preferred stock (note 3)                 $  182       --       --
                                                      ======    =====    =====

       Noncash capital contribution to
         Community Cable Television ("CCT")
         (note 3)                                     $   22       --       --
                                                      ======    =====    =====

       Noncash exchange of equity investment
         for consolidated subsidiary and
         equity investment                            $   22       --       --
                                                      ======    =====    =====

       Contribution of assets to an affiliate         $   --       --      108
                                                      ======    =====    =====

       Effect of foreign currency translation
         adjustment on book value of
         foreign equity investments                   $   10       19       --
                                                      ======    =====    =====

       Common stock issued upon conversion
         of notes (with accrued
         interest through conversion)                 $  403      112        4
                                                      ======    =====    =====

       Common stock surrendered in lieu
         of cash upon exercise of
         stock options                                $    1        7        3
                                                      ======    =====    =====

       Note payable issued for
         repurchase of common stock                   $   --       --        5
                                                      ======    =====    =====

       Exchange of preferred stock investment
         for marketable equity securities             $   --       --      156
                                                      ======    =====    =====

       Deferred tax liability resulting from
         stock option deduction                       $   --       --        7
                                                      ======    =====    =====


(3)    Investment in Liberty

       As of January 27, 1994, TCI and Liberty entered into a definitive agreement to combine the two companies. The transaction will be structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company ("TCI/Liberty").
       TCI shareholders will receive one share of TCI/Liberty for each of their shares. Liberty common shareholders will receive 0.975 of a share of TCI/Liberty for each of their common shares. The transaction is subject to the approval of both sets of shareholders as well as various regulatory approvals and other customary conditions. Subject to timely receipt of such approvals, which cannot be assured, it is anticipated the closing of such transaction will take place during 1994.

                                                                     (continued)

                          TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


       TCI owns 3,477,778 shares of Liberty Class A common stock (after giving effect to the repurchase by Liberty during the year ended December 31, 1993 of 927,900 shares of Class A common stock) and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock received in January of 1993 upon conversion of the Liberty Class A Redeemable Convertible Preferred Stock. Such common shares represent less than 5% of the outstanding Class A common stock of Liberty.

       Of the remaining classes of preferred stock of Liberty held by the Company, one class entitles TCI to elect a number of members of Liberty's board of directors equal to no less than 11% of the total number of directors and another class is exchangeable for TCI common stock.

       Due to the significant economic interest held by TCI through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCI has accounted for its investment in Liberty under the equity method. Accordingly, the Company has not recognized any income relating to dividends, including preferred stock dividends, and the Company has continued to record the earnings or losses generated by the interests contributed to Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends).

       On December 30, 1991, TCI Liberty, Inc. ("TCIL"), a wholly-owned subsidiary of TCI, entered into a Commercial Paper Purchase Agreement with Liberty whereby TCIL could from time to time sell short-term notes to Liberty from TCIL of up to an aggregate amount of $100 million. TCIL borrowed $22 million from Liberty on December 31, 1991, pursuant to the Commercial Paper Purchase Agreement. The full amount, including interest, was repaid on January 15, 1992. Interest rates on the short-term notes were determined by the parties by reference to prevailing money-market rates. This agreement was terminated on March 23, 1993.

       During 1992, the Company and Liberty formed Community Cable Television ("CCT"), a general partnership created for the purpose of acquiring and operating cable television systems with Tele-Communications of Colorado, Inc. ("TCIC"), an indirect wholly-owned subsidiary of TCI, owning a 49.999% interest and Liberty Cable Partner, Inc. ("LCP"), an indirect wholly-owned subsidiary of Liberty, owning a 50.001% interest.

       Pursuant to an amendment to the CCT General Partnership Agreement (the "Amendment"), certain non-cash contributions previously made to CCT were rescinded, TCIC contributed to CCT a $10,590,000 promissory note of TCI Development Corporation ("TCID") as of the date of the originally contributed assets, LCP agreed to contribute its equity and debt interests in Daniels & Associates Partners Limited ("DAPL"), a general partner of Mile Hi Cablevision Associates, Ltd. ("Mile Hi"), to CCT immediately prior to the closing of the acquisition of Mile Hi described below which closed on March 15, 1993. TCIC also agreed to contribute, at the time of the contribution by LCP of its DAPL interests, a TCID promissory note in the amount of $66,900,000.





                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       On March 12, 1993, the CCT General Partnership Agreement was further amended (the "Second Amendment"). Under the Second Amendment, LCP agreed to contribute its Mile Hi partnership interest but not a loan receivable from Mile Hi in the amount of $50 million (including accrued interest) (the "Mile Hi Note") (both of which it received upon the liquidation of DAPL on March 12, 1993 as described below) to CCT in exchange for 50.001% of a newly created Class B partnership interest in CCT. TCIC agreed to contribute a $21,795,000 promissory note from TCID in exchange for 49.999% of the Class B partnership interests in place of the $66,900,000 note which was to be contributed under the Amendment. On March 15, 1993, each party made its respective contribution required by the Second Amendment.

       On June 3, 1993, Liberty and TCI completed the transactions contemplated by a recapitalization agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, Liberty repurchased 927,900 shares of Liberty Class A common stock owned by TCI and repurchased all of the outstanding shares of the Liberty Class C Redeemable Exchangeable Preferred Stock. The total purchase price of $194 million was paid through the delivery of cash amounting to $12 million and promissory notes of Liberty in the aggregate principal amount of $182 million.

       In connection with the Recapitalization Agreement, TCIC and LCP entered into an Option-Put Agreement (the "Option-Put Agreement"), which was amended on November 30, 1993. Under the amended Option-Put Agreement, between June 30, 1994 and September 28, 1994, and between January 1, 1996 and January 31, 1996, TCIC will have the option to purchase all of LCP's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest accruing at the rate of 11.6% per annum on such amount from June 3, 1993. Between April 1, 1995 and June 29, 1995, and between January 1, 1997 and January 31, 1997, LCP will have the right to require TCIC to purchase LCP's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.

       Under a separate agreement, on June 3, 1993, TCI Holdings, Inc. ("TCIH"), a wholly-owned subsidiary of TCI, purchased a 16% limited partnership interest in Intermedia Partners from LCP and all of LCP's interest in a special allocation of income and gain of $7 million under the partnership agreement of Intermedia Partners for a purchase price of approximately $9 million. TCIH also received an option to purchase LCP's remaining 6.37% limited partnership interest in Intermedia Partners prior to December 31, 1995 for a price equal to $4 million plus interest at 8% per annum from June 3, 1993.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       In September of 1993, Encore QE Programming Corp. ("QEPC"), a wholly-owned subsidiary of Encore Media Corporation ("EMC"), a 90% owned subsidiary of Liberty, entered into a limited partnership agreement with TCI Starz, Inc. ("TCIS"), a wholly- owned subsidiary of TCI, for the purpose of developing, operating and distributing STARZ!, a first-run movie premium programming service launched in 1994. QEPC is the general partner and TCIS is the limited partner. Losses are allocated 1% to QEPC and 99% to TCIS. Profits are allocated 1% to QEPC and 99% to TCIS until certain defined criteria are met. Subsequently, profits are allocated 20% to QEPC and 80% to TCIS. TCIS has the option, exercisable at any time and without payment of additional consideration, to convert its limited partner interest to an 80% general partner interest with QEPC's partnership interest simultaneously converting to a 20% limited partnership interest. In addition, during specific periods commencing April 1999 and April 2001, respectively, QEPC may require TCIS to purchase, or TCIS may require QEPC to sell, the partnership interest of QEPC in the partnership for a formula-based price. EMC is paid a management fee equal to 20% of "managed costs" as defined, in order to manage the service. EMC manages the service and has agreed to provide the limited partnership with certain programming under a programming agreement whereby the partnership will pay its pro rata share of the total costs incurred by EMC for such programming. The Company accounts for the partnership as a consolidated subsidiary. (See note 11).

       On March 15, 1993, Mile Hi Cable Partners, L.P. ("New Mile Hi") acquired all the general and limited interests in Mile Hi Cablevision Associates, Ltd. ("Mile Hi"), the owner of the cable television system serving Denver, Colorado. New Mile Hi is a limited partnership formed among CCT (78% limited partnership interest), Daniels Cablevision, Inc. ("DCI") (1% limited partner) and P & B Johnson Corp. ("PBJC") (21% general partnership interest), a corporation controlled by Robert L. Johnson, a member of Liberty's board of directors. As a result of the acquisition, New Mile Hi is a consolidated subsidiary of Liberty for financial reporting purposes.

       Prior to the acquisition, LCP indirectly owned a 32.175% interest in Mile Hi through its ownership of a limited partnership interest in DAPL, one of Mile Hi's general partners. The other partners in Mile Hi were Time Warner Entertainment Company, L.P., various individual investors and Mile Hi Cablevision, Inc., a corporation in which all the other partners in Mile Hi were the shareholders.

       DAPL was liquidated on March 12, 1993, at which time LCP received a liquidating distribution consisting of its proportionate interest in DAPL's partnership interest in Mile Hi, representing the aforementioned 32.175% interest in Mile Hi. The subsidiary of Liberty also received a note payable from Mile Hi in the approximate amount of $50 million (including accrued interest) (the "Mile Hi Note") in novation of a loan receivable from DAPL in an equal amount.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The total value of the acquisition was approximately $180 million. Of that amount, approximately $70 million was in the form of Mile Hi debt paid at the closing. Another $50 million was in the form of the Mile Hi Note, which debt was assumed by New Mile Hi and then by CCT. Of the remaining $60 million, approximately $40 million was paid in cash to partners in Mile Hi in exchange for their partnership interests. The remaining $20 million of interest in Mile Hi was acquired by New Mile Hi through the contribution by Liberty's subsidiary to CCT and by CCT to New Mile Hi of the 32.175% interest in Mile Hi received in the DAPL liquidation and by DCI's contribution to New Mile Hi of a 0.4% interest in Mile Hi.

       Of the estimated $110 million in cash required by New Mile Hi to complete the transaction, $105 million was loaned to New Mile Hi by CCT and $5 million was provided by PBJC as a capital contribution to New Mile Hi. Of the $5 million contributed by PBJC, approximately $4 million was provided by CCT through loans to Mr. Johnson and trusts for the benefit of his children. CCT funded its loans to New Mile Hi and the Johnson interests by drawing down $93 million under its revolving credit facility and by borrowing $16 million from TCIC in the form of a subordinated note.

       Liberty's investment in Mile Hi, which was previously accounted for under the cost method, was received from TCI in the March 28, 1991 transaction whereby TCI contributed its interests in certain programming businesses and cable television systems in exchange for several different classes and series of preferred stock of Liberty.

       Liberty adopted Statement No. 109 in 1993 and has applied the provisions of Statement No. 109 retroactively to March 28, 1991.

       During the year ended December 31, 1992, Liberty increased its economic and voting interest in Lenfest Communications, Inc. ("LCI") to 50% and, accordingly, adopted the equity method of accounting. Liberty's investment in LCI, which was previously accounted for under the cost method, was received from TCI in March of 1991. Additionally, LCI adopted Statement No. 109 in 1993 and has applied its provisions on a retroactive basis.

       As a result of the aforementioned acquisition of Mile Hi and the implementation of Statement No. 109 by Liberty and LCI, the Company restated the carrying amount of its investment in Liberty preferred stock at December 31, 1992 through an increase of $19 million. Included in the restated balance is the recognition of previously reserved interest income on the Mile Hi Note. These restatements resulted in an increase of $6 million to the Company's results of operations for the year ended December 31, 1992, a decrease of $2 million for the year ended December 31, 1991 and an increase of $7 million for prior years.

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Also, during the year ended December 31, 1992, Liberty increased its economic and voting interest in Columbia Associates, L.P. ("Columbia") to 39.609% and, accordingly, adopted the equity method of accounting. Liberty's investment in Columbia, which was previously accounted for under the cost method, was received from TCI in March of 1991.

       On December 31, 1992, Liberty sold certain notes receivable of Intermedia Partners to TCI for $36,300,000 in cash.

       The Company purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCI (which are based upon customary rates charged to others) for such programming were $44 million, $44 million and $25 million for the years ended December 31, 1993 and 1992 and the period from March 29, 1991 through December 31, 1991 respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchase from TCI, at TCI's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty pays a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commission and charges for such programming were $11 million, $3 million and $2 million for the years ended December 31, 1993 and 1992 and the period from March 29, 1991 through December 31, 1991, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

       Summarized unaudited financial information of Liberty as of December
       31, 1993 and 1992 and for the years ended December 31, 1993 and 1992 and the period from March 29, 1991 through December 31, 1991 is as follows:

                                                               December 31,
                                                               ------------
        Consolidated Financial Position                        1993    1992
        -------------------------------                        ----    ----
                                                            amounts in millions

         Cash and cash equivalents                            $   91     96
         Investment in TCI common stock                          104    104
         Receivable from TCI                                      --      5
         Other investments and related receivables               372    453
         Other assets, net                                       870    172
                                                              ------   ----

           Total assets                                       $1,437    830
                                                              ======   ====

         Debt                                                 $  446    167
         Deferred income taxes                                     2     15
         Other liabilities                                       307     54
         Minority interests                                      175     10
         Redeemable preferred stocks                             155    155
         Stockholders' equity                                    352    429
                                                              ------   ----

           Total liabilities and stockholders' equity         $1,437    830
                                                              ======   ====



                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Consolidated Operations                         1993    1992    1991
       -----------------------                         ----    ----    ----
                                                       amounts in millions
       Revenue                                        $1,153     157      85
       Operating expenses                             (1,105)   (144)    (74)
       Depreciation and amortization                     (49)    (16)    (10)
                                                      ------   -----    ----

         Operating income (loss)                          (1)     (3)      1

       Interest expense                                  (31)     (7)     (5)
       Other, net                                         36      32      44
                                                      ------    ----    ----

         Net earnings                                 $    4      22      40
                                                      ======    ====    ====

(4)    Investments in Other Affiliates

       Investments in affiliates, other than Liberty (see note 3), accounted for under the equity method, amounted to $567 million and $650 million at December 31, 1993 and 1992, respectively.

       On December 2, 1992, SCI Holdings, Inc. ("SCI") consummated a transaction (the "Split-Off") that resulted in the ownership of its cable systems being split between its two stockholders, which stockholders were Comcast Corporation ("Comcast") and the Company. Prior to the Split-Off, the Company had an investment in the common stock of SCI and the preferred stock of its wholly-owned subsidiary, Storer Communications, Inc. ("Storer").

       The Split-Off, which permitted refinancing of substantially all of the publicly held debt of SCI and the preferred stock of SCI's wholly-owned subsidiary, Storer, was effected by the distribution of approximately 50% of the net assets of SCI to three holding companies formed by the Company (the "Holding Companies").

       Prior to the Split-off, the Company contributed its SCI common stock to the Holding Companies in exchange for 100% of such Holding Companies' common stock. The amount of SCI common stock contributed to each of the Holding Companies was based upon the proportionate value of net assets to be received by each of the Holding Companies in the Split-Off. SCI then merged into Storer and the SCI common stock held by the Holding Companies was converted into Storer common stock.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Also prior to the Split-Off, (i) the Holding Companies incurred long-term debt aggregating approximately $1.1 billion and contributed substantially all of the resulting proceeds to Storer and (ii) a consolidated subsidiary of TCI redeemed approximately $476 million of its debt securities held by Storer with proceeds of its separate financing, and an affiliate of Comcast redeemed approximately $274 million of its debt securities held by Storer. In turn, Storer utilized substantially all of the proceeds of such contributions and redemptions to repurchase its preferred stock and extinguished all of its debt. The Company's share of Storer's loss on early extinguishment of debt was $52 million and such amount is included in loss on early extinguishment of debt in the accompanying consolidated statements of operations. Additionally, the Company received a premium, amounting to $14 million, on the repurchase of the Storer preferred stock. Such amount is reflected separately in the accompanying consolidated financial statements.

       In the Split-Off, Storer redeemed its common stock held by the Holding Companies in exchange for 100% of the capital stock of certain operating subsidiaries of Storer.

       Immediately following the Split-Off, the Company owned a majority of the common stock of the Holding Companies and Comcast owned 100% of the common stock of Storer. As such, the Company, which previously accounted for its investment in SCI using the equity method, now consolidates its investment in the Holding Companies. The tangible assets of the Holding Companies were recorded at predecessor cost.

       In connection with the Company's 1988 acquisition of an equity interest in SCI, a subsidiary of the Company issued certain debt and equity securities to Storer for $650 million. Such debt securities were redeemed and the equity securities were received by one of the Holding Companies in the Split-Off. Interest charges and preferred stock dividend requirements on these debt and equity securities, prior to the Split-Off, aggregated $81 million and $89 million for the period ended December 2, 1992 and the year ended December 31, 1991. The Company's share of losses of SCI, prior to the Split-Off for the period ended December 2, 1992 and the year ended December 31, 1991 amounted to $51 million and $54 million, as adjusted for the effect of interest and dividends accounted for by Storer as capital transactions due to their related party nature.

       The Company had a management consulting agreement with Storer which provided for the operational management of certain of Storer's cable television systems by TCI. This agreement provided for a management fee based on 3.5% of the revenue of those cable television systems managed by the Company. The Company also entered into a programming service agreement with Storer whereby the Company, for a fee, managed Storer's purchases of programming. The total management fees under the consulting and programming service agreements, prior to the Split-Off, amounted to $7 million in each of the period from January 1 1992 through December 2, 1992 and the year ended December 31, 1991 (which amounts are recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations).


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company is a partner in certain joint ventures, accounted for under the equity method, which have operations in the United Kingdom and other parts of Europe. These joint ventures, which are currently operating and constructing cable television and telephone systems, have generated losses to the Company in 1993 and 1992 amounting to $47 million and $37 million, including $3 million and $6 million in 1993 and 1992, respectively, resulting from foreign currency transaction losses.

       Summarized unaudited financial information for affiliates other than Liberty (including those contributed to Liberty through March 28, 1991), is as follows:

                                                            December 31,
                                                            -------------
                                                            1993     1992
                                                            ----     ----
       Combined Financial Position                      amounts in millions
       ---------------------------

       Property and equipment, net                         $1,059      757
       Franchise costs, net                                   266      211
       Other assets, net                                      727      467
                                                           ------   ------

         Total assets                                      $2,052    1,435
                                                           ======   ======

       Debt                                                $  593      661
       Due to TCI                                              78       71
       Other liabilities                                      338      185
       Owners' equity                                       1,043      518
                                                           ------   ------

         Total liabilities and equity                      $2,052    1,435
                                                           ======   ======

                                                   Years ended December 31,
                                                   ------------------------
                                                   1993      1992      1991
                                                   ----      ----      ----
       Combined Operations                           amounts in millions
       -------------------

       Revenue                                    $  713     1,224     1,461
       Operating expenses                           (648)     (786)     (993)
       Depreciation and amortization                (127)     (303)     (329)
                                                  ------    ------    ------

         Operating income (loss)                     (62)      135       139

       Interest expense                              (37)     (295)     (374)
       Other, net                                     98      (234)      (47)
                                                   -----    ------    ------

         Net loss                                 $   (1)     (394)     (282)
                                                  ======    ======    ======

       Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts (other than non-recourse debts) of that partnership in the event liabilities of that partnership were to exceed its assets.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)    Investment in Turner Broadcasting System, Inc.

       In 1987, the Company and several other cable television operators purchased shares of two classes of preferred stock of Turner Broadcasting System, Inc. ("TBS"). During 1991, TBS made an offer to exchange shares of one class of its preferred stock (and accrued dividends thereon) for shares of TBS common stock and, as a result, the Company received common shares valued at $178 million. Shares of the other class of preferred stock have voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer (an unrelated third party). The Company's total holdings of TBS common and preferred stocks represent an approximate 12% voting interest for those matters for which preferred and common stock vote as a single class.

       The Company's investment in TBS common stock had an aggregate market value of $803 million and $628 million (which exceeded cost by $485 million and $310 million) at December 31, 1993 and 1992, respectively. In addition, the Company's investment in TBS preferred stock had an aggregate market value of $954 million and $746 million, based upon the common market value, (which exceeded cost by $781 million and $573 million) at December 31, 1993 and 1992, respectively.

       In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

       The Company holds no material debt securities. Marketable equity securities are currently reported by the Company at the lower of cost or market ("LOCOM") and net unrealized losses are reported in earnings. The Company will apply the new rules starting in the first quarter of 1994. Application of the new rules will result in an estimated increase of approximately $300 million in stockholders' equity as of January 1 1994, representing the recognition of unrealized appreciation, net of taxes, for the Company's investment in equity securities determined to be available-for-sale, previously carried at LOCOM.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)    Debt

       Debt is summarized as follows:


                                        Weighted-average       December 31,
                                        interest rate at       -------------
                                       December 31, 1993      1993         1992
                                       -----------------      ----         ----
                                                            amounts in millions

       Parent company debt:
         Senior notes                           8.6%         $ 5,052    1,960
         Liquid Yield OptioTM Notes (a)                           --      386

         Bank credit facilities                 6.0%              80      500
         Commercial paper                       4.1%              44       50
         Other debt                                                2        1
                                                              ------    -----
                                                               5,178    2,897

       Debt of subsidiaries:
         Bank credit facilities                 4.6%           3,264    5,526
         Commercial paper                                         --       12
         Notes payable                         10.3%           1,321    1,732
         Convertible notes (b)                  9.5%              47       48
         Other debt                                               90       70
                                                              ------   ------

                                                             $ 9,900   10,285
                                                             =======   ======


       (a) These subordinated notes, which were stated net of unamortized discount of $764 million at December 31, 1992, were issued through a public offering. On October 28, 1993, the Company called for redemption all of its remaining Liquid Yield OptionTM Notes. In connection with such call for redemption, Notes aggregating $405 million were converted into 18,694,377 shares of Class A common stock and Notes aggregating less than $1 million were redeemed together with accrued interest to the redemption date. Prior to the aforementioned redemption, Notes aggregating $6 million were converted into 259,537 shares of TCI Class A common stock during 1993.

       (b) These convertible notes, which are stated net of unamortized discount of $197 million and $201 million on December 31, 1993 and 1992, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1993, certain of these notes were converted into 819,000 shares of Class A common stock. At December 31, 1993, the notes were convertible, at the option of the holders, into an aggregate of 41,060,990 shares of Class A common stock.

       During the year ended December 31, 1992, TCI called for redemption all of its 7% convertible subordinated debentures. Debentures aggregating $114 million were converted into 6,636,881 shares of Class A common stock and the remaining debentures were redeemed at 104.2% of the principal amount together with accrued interest to the redemption date.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company's bank credit facilities and various other debt instruments generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments.

       As security for borrowings under one of its credit facilities, the Company pledged a portion of the common stock (with a quoted market value of approximately $643 million at December 31, 1993) it holds of TBS.

       In order to provide interest rate protection on a portion of its variable rate indebtedness, the Company has entered into various interest rate exchange agreements pursuant to which it pays fixed interest rates, ranging from 7.7% to 9.9%, on notional amounts of $608 million. The Company has also entered into various other exchange agreements, pursuant to which it pays variable interest rates on notional amounts of $2,275 million. The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate nonperformance by the counterparties and, in any event, such amounts were not material at December 31, 1993.

       The Company has also entered into various interest rate hedge agreements on notional amounts of $345 million which fix the maximum variable interest rates, at rates ranging from 10% to 11%. The term of such agreements is approximately two years.

       TCI and certain of its subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCI and certain of its subsidiaries pay fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

       The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $9,900 million, was $10,572 million at December 31, 1993.

       The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at December 31, 1993, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. The Company would receive $13 million at December 31, 1993 upon termination of the agreements.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Annual maturities of debt for each of the next five years are as follows:


                       Parent     Total
                       ------     -----
                      amounts in millions

        1994            $  69*      927*
        1995              212       705
        1996              210       993
        1997              151       885
        1998              349       799

        * Includes $44 million of commercial paper.

(7)    Redeemable Preferred Stocks

                                                      December 31,
                                                    -----------------
                                                     1993       1992
                                                    ------     ------
                                                   amounts in millions

        12-7/8% Cumulative Compounding
          Preferred Stock, Series A;
          issued and outstanding 4,772,394
          shares in 1992 (a)                         $ --         92
        6-3/4% Convertible Preferred Stock,
          Series B; issued and outstanding
          6,201 shares at December 31, 1992 (b)        --         18
        4-1/2% Convertible Preferred Stock,
          Series C; issued and outstanding
           6,201 shares at December 31, 1993 (b)       18         --
                                                     ----       ----

                                                     $ 18        110
                                                     ====       ====

       (a) The 12-7/8% Cumulative Compounding Preferred Stock was stated at its redemption value of $19.25 per share. Dividends were cumulative and accrued at 12-7/8% of the redemption value. In October of 1992, the Company acquired and retired 250,000 shares of this preferred stock in the open market for a purchase price of $19.56 per share. All remaining outstanding shares of such preferred stock were redeemed on February 1, 1993 for a redemption price of $19.25 per share plus all unpaid dividends accrued thereon.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        (b) The 4-1/2% Convertible Preferred Stock is stated at its redemption value of $3,000 per share, and each share is convertible into 204 shares of TCI Class A common stock. In 1993, the Company designated this Series C Convertible
                Preferred Stock with all of the same attributes of the Series B Convertible Preferred Stock except that dividends on each share of the Series C stock accrued on a daily basis at the rate of 4-1/2% per annum instead of 6-3/4% per annum, and such Series C stock was not subject to optional redemption by the Company until after January 10, 1994. During the year ended December
                31, 1993, the shares so designated were exchanged for the existing Series B shares. Subsequent to December 31, 1993, all of the Series C shares were converted into 1,265,004 shares of TCI Class A common stock.

(8)    Stockholders' Equity

       Common Stock

       The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

       Employee Benefit Plans

       The Company has an Employee Stock Purchase Plan ("ESPP") to provide employees an opportunity for ownership in the Company and to create a retirement fund. Terms of the ESPP provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI common stock. The Company, by annual resolution of the Board of Directors, contributes up to 100% of the amount contributed by employees. Certain of the Company's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $16 million, $13 million and $12 million for 1993, 1992 and 1991, respectively.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Stock Options

       Two officers (one of whom is also a director) each held an option to acquire 200,000 shares of Class A common stock at an adjusted purchase price of $10.00 per share. One of such officers received payment of $550,000 from the Company in December of 1991 upon cancellation of a portion of his option covering 100,000 shares. The amount paid was based on the then market value of Class A common stock of $15.50 per share. The same officer received payments of $512,500 and $569,000 from the Company (based on the then market value of Class A common stock of $20.25 and $21.375 per share) in July and December of 1992, respectively, in cancellation of the remainder of his option covering 100,000 shares of TCI Class A common stock. The other officer received payment of $2,276,000 from the Company in December of 1992 upon cancellation of his option covering 200,000 shares of TCI Class A common stock. The amount paid was based on the then market value of Class A common stock of $21.375 per share.

       The Company had an Incentive Stock Option Plan ("ISOP") which has expired. Options granted under the ISOP (prior to its expiration) have an option price equal to the fair market value on the date of grant, are all currently exercisable and expire five years from the date of grant. Options to purchase 217,008 shares of TCI Class A common stock are outstanding at December 31, 1993, with a price of $17.25 per share. During the years ended December 31, 1993, 1992 and 1991, options to acquire 96,242, 321,406 and 78,642 shares, respectively were exercised at prices ranging from $10.00 to $17.25 per share and options for 25,000, 12,000 and 15,000 shares, respectively, were cancelled.

       TCI assumed certain stock options previously granted by UAE to certain of its employees. These options, which are currently exercisable, represent the right, as of December 31, 1993, to acquire 167,328 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share. During the year ended December 31, 1993, no options were exercised or cancelled. No additional options may be granted by UAE.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company has adopted the 1992 Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made with respect to a maximum of 10 million shares of Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. On November 11, 1992, stock options in tandem with stock appreciation rights to purchase 4,020,000 shares of Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $16.75 per share. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the year ended December 31, 1993, stock options covering 50,000 shares of Class A common stock were cancelled upon termination of employment. On October 12, 1993, stock options in tandem with stock appreciation rights to purchase 1,355,000 shares of TCI Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $16.75 per share. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase 600,000 shares of TCI Class A common stock were granted to two officers at a purchase price of $16.75 per share. Such options become exercisable and vest evenly over four years, first become exercisable beginning October 12, 1994 and expire on October 12, 2003. Separately from the Plan, an additional grant of stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share was made on November 12, 1993 to an individual who thereafter became a director of the Company. Twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998. Estimates of the compensation relating to these grants have been recorded through December 31, 1993, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

       Two officers (who are also directors) each held an option, expiring December 31, 1991, to acquire 1,200,000 shares of Class B common stock at an adjusted purchase price of $1.10 per share. In June of 1991, one of the aforementioned officers exercised in full his option to acquire 1,200,000 shares of Class B common stock by delivery of 80,000 shares of Class B common stock valued at $16.50 per share and, on the same date, sold 400,000 of such option shares (at a price of $16.50 per share) to TCI for cash and a short-term note. In December of 1991, the other officer exercised his option to purchase 900,000 shares of Class B common stock by delivery of 63,871 shares of Class A common stock valued at $15.50 per share. Such officer agreed to forego exercising the balance of his option to purchase 300,000 shares of Class B common stock in exchange for the payment by the Company of $4,320,000 as compensation to be applied towards federal and state income taxes withheld by the Company for his account.

       Other

       The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       At December 31, 1993, there were 50,635,330 Class A shares of TCI common stock reserved for issuance under exercise privileges related to options and convertible debt securities described in this note 8 and in notes 6 and 7. In addition, one share of Class A common stock is reserved for each share of Class B common stock.

(9)    Transactions with Officers and Directors

       On December 10, 1992, pursuant to a restricted stock award agreement, an officer, who is also a director, of the Company was transferred the right, title and interest in and to 124.03 shares (having a liquidation value of $4 million) of the 12% Series B cumulative compounding preferred stock of WestMarc Communications, Inc. (a wholly-owned subsidiary of the Company) owned by the Company. Such preferred stock is subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, decreasing by 10% on February 1 of each year.

       On December 14, 1992, an officer, who is also a director, sold 100,000 shares of Class B common stock to the Company for $2,138,000.

(10)   Income Taxes

       TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. TCI and such subsidiaries calculate their respective tax liabilities on a separate return basis which are combined in the accompanying consolidated financial statements.

       The Financial Accounting Standards Board Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       The Company adopted Statement No. 109 in 1993 and has applied the provisions of Statement No. 109 retroactively to January 1, 1986. The Company restated its financial statements for the years beginning January 1, 1986 through December 31, 1992. The effect of the implementation of Statement No. 109 at December 31, 1992 was a $2 million decrease in receivables, $48 million net increase in investments, $178 million net increase in property and equipment, $2,901 million net increase in franchise costs, $2 million increase in other assets, $34 million increase in other liabilities, $2,865 million increase in deferred taxes payable and $228 million decrease in accumulated deficit.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The financial statements for the years ended December 31, 1992 and 1991 have been restated to comply with the provisions of Statement No. 109. The following summarizes the impact of applying Statement No. 109 on net loss and loss per common share for the years ended December 31, 1992 and 1991:


                                                            December 31,
                                                       --------------------
                                                        1992         1991
                                                       -------     --------
                                                        amounts in millions

       Net loss as previously reported                 $   (34)        (103)
       Effect of restatements:
         Liberty, including the effects
           of Mile Hi and LCI (note 3)                       6           (2)
         Statement No. 109                                  20            8
                                                       -------      -------

           As restated                                 $    (8)         (97)
                                                       =======      =======

       Per share amounts as previously reported        $  (.12)        (.29)
       Effect of restatements:
         Liberty, including the effects
           of Mile Hi and LCI (note 3)                     .02           --
         Statement No. 109                                 .05          .02
                                                       -------      -------

           As restated                                 $  (.05)        (.27)
                                                       =======      =======

       Income tax benefit (expense) attributable to income or loss from continuing operations for the years ended December 31, 1993, 1992 and 1991 consists of:


                                           Current     Deferred      Total
                                           -------     --------     -------
                                                 amounts in millions

       Year ended December 31, 1993:
         Federal                           $   (14)       (119)        (133)
         State and local                       (15)        (20)         (35)
                                           -------     -------      -------

                                           $   (29)       (139)        (168)
                                           =======     =======      =======

       Year ended December 31, 1992:
         Federal                           $    --         (24)         (24)
         State and local                       (10)         (4)         (14)
                                           -------     -------      -------

                                           $   (10)        (28)         (38)
                                           =======     =======      =======

       Year ended December 31, 1991:
         Federal                           $    (2)         33           31
         State and local                        (7)          6           (1)
                                           -------     -------      -------

                                           $    (9)         39           30
                                           =======     =======      =======



                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The significant components of deferred income tax benefit (expense) for the years ended December 31, 1993, 1992 and 1991 are as follows:


                                                              Years ended
                                                              December 31,
                                                        -----------------------
                                                        1993     1992     1991
                                                        -----   ------   ------
                                                         amounts in millions

         Deferred tax benefit (expense)
           (exclusive of effects of other
            components listed below)                   $ (63)     (28)      39
         Adjustment to deferred tax assets and
           liabilities for enacted change in
           tax rates                                     (76)      --       --
                                                        -----     -----   -----

                                                       $(139)      (28)     39
                                                        =====     =====   =====


       Income tax benefit (expense) attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 as a result of the following:


                                                           Years ended
                                                          December 31,
                                                     -----------------------
                                                     1993     1992     1991
                                                     -----   ------   ------
                                                       amounts in millions

       Computed "expected" tax benefit (expense)    $  (56)     (15)      37
       Adjustment to deferred tax assets and
         liabilities for enacted change in
         Federal income tax rate                       (84)      --       --
       Dividends excluded for income tax purposes        4       10       13
       Amortization not deductible for tax purposes    (12)      (8)      (7)
       Minority interest in earnings of
         consolidated subsidiaries                      (1)     (14)     (13)
       Recognition of losses of consolidated
         partnership                                    (8)      --       --
       State and local income taxes, net of Federal
         income tax benefit                            (23)      (9)       1
       Other                                             4       (2)      (1)
                                                    ------   ------   ------

                                                    $ (168)     (38)      30
                                                    ======   ======   ======



                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Note to Consolidated Financial Statements


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:


                                                        December 31,
                                                    ---------------------
                                                     1993           1992
                                                    ------         ------
                                                     amounts in millions

       Deferred tax assets:
         Net operating loss carryforwards           $  590             665
           Less - valuation allowance                  (90)            (88)
         Investment tax credit carryforwards           140             140
           Less - valuation allowance                  (36)            (34)
         Alternative minimum tax credit
           carryforwards                                19              11
         Investments in affiliates, due principally
           to losses of affiliates recognized for
           financial statement purposes in excess
           of losses recognized for income tax
           purposes                                    266             321
         Future deductible amounts principally due
           due to non-deductible accruals               27              19
         Other                                          13               5
                                                    ------          ------

           Net deferred tax assets                     929           1,039
                                                    ------          ------

       Deferred tax liabilities:
         Property and equipment, principally
           due to differences in depreciation        1,193           1,136
         Franchise costs, principally due to
           differences in amortization               2,784           2,720
         Investment in affiliates, due principally
           to undistributed earnings of affiliates     256             332
         Other                                           6              15
                                                    ------          ------
           Total gross deferred tax liabilities      4,239           4,203
                                                    ------          ------

           Net deferred tax liability               $3,310           3,164
                                                    ======          ======

       The valuation allowance for deferred tax assets as of December 31, 1993 was $126 million. Such balance increased by $4 million from December 31, 1992. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1993 will be recorded as reductions of franchise costs.

       At December 31, 1993, the Company had net operating loss carryforwards for income tax purposes aggregating approximately $1,071 million of which, if not utilized to reduce taxable income in future periods, $8 million expires through 1998, $17 million in 2001, $76 million in 2002, $153 million in 2003, $132 million in 2004, $384 million in 2005 and $301 million in 2006. Certain subsidiaries of the Company had additional net operating loss carryforwards for income tax purposes aggregating approximately $368 million and these net operating losses are subject to certain rules limiting their usage.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       At December 31, 1993, the Company had remaining available investment tax credits of approximately $85 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of the Company had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

       Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1979 through 1992. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of the Company. The Company pursued a course of action on certain issues (primarily the deductibility of franchise cost amortization) the IRS had raised and such issues were argued before the United States Tax Court. During 1990, the Company received a favorable decision regarding these issues. The IRS appealed this decision but the Company prevailed in the appeal. The IRS may further appeal the decision to the Supreme Court until March 27, 1994.

       New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. The Company has reflected the tax rate change in its consolidated statements of operations in accordance with the treatment prescribed by Statement No. 109. Such tax rate change resulted in an increase of $76 million to income tax expense and deferred income tax liability.

(11)   Commitments and Contingencies

       On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. Such rate regulations became effective on September 1, 1993. The rate increase moratorium, which began on April 5, 1993, continues in effect through May 15, 1994. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services. Subsequent to September 1, 1993, any cable system charging basic cable rates that exceed the FCC's benchmark rate may be required to substantiate its rates by demonstrating its cost of providing basic cable services to subscribers. If, as a result of this process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received since September 1, 1993.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, since the Company's rates for regulated services are subject to review, the Company may be subject to a refund liability. The amount of refunds, if any, which could be payable by the Company in the event that systems' rates are successfully challenged by franchising authorities is not currently estimable.

       In connection with the acquisition from TCI of a 19.9% minority interest in Heritage Communications, Inc. ("Heritage") by Comcast, Comcast has the right, through December 31, 1994, to require TCI to purchase or cause to be purchased from Comcast all shares of Heritage directly or indirectly owned by Comcast for either cash or assets or, at TCI's election, shares of TCI common stock. The purchase price of the shares of Heritage directly or indirectly owned by Comcast will be determined by external appraisal.

       The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios from January 1, 1993 through December 31, 2002 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $105 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films produced by the motion picture studios, the amount of United States theatrical film rentals for such qualifying films, and certain other factors. Nevertheless, the Company's aggregate payments under the Film License Obligations could prove to be significant.

       The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $237 million at December 31, 1993.

       The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Minimum rental expense under such arrangements, net of sublease rentals, amounted to $59 million, $57 million and $52 million for 1993, 1992 and 1991, respectively.

       Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):


<Caption
                         Years ending
                         December 31,
                         ------------
                             1994          $16
                             1995           12
                             1996            9
                             1997            7
                             1998            6



       It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1994.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)   Discontinued Operations

       The Company sold its motion picture theatre business and certain theatre-related real estate assets on May 12, 1992. The selling price (including liabilities assumed) was approximately $680 million. In connection with the disposition, the Company paid $92.5 million for certain preferred stock of the buyer. No gain or loss was recognized in connection with this transaction as the net assets of discontinued operations were reflected at their net realizable value.

       Operating results for the theatre operations for the period from January 1, 1992 through May 12, 1992 and the year ended December 31, 1991 are reported separately in the consolidated statements of operations under the caption "Loss from discontinued operations" and include:


                                                         1992       1991
                                                        ------     ------
                                                       amounts in millions
        Revenue                                          $ 211        613

        Loss before income taxes                         $ (16)       (18)

        Income tax benefit (expense)                     $   1         (1)

        Net loss                                         $ (15)       (19)




                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13)   Quarterly Financial Information (Unaudited)

                                                        1st       2nd       3rd       4th
                                                      Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------
                                                              amounts in millions,
1993:                                                       except per share amounts
- ----
Revenue                                               $1,018    1,042     1,044     1,049

Operating income:
  As previously reported                              $  247      255       248
  Adjustment to revise estimate of useful
    lives of certain distribution equipment               --       (6)       (6)
  Adjustment to properly reflect compensation
    relating to stock appreciation rights                 --       (3)       (6)
                                                       -----     ----     -----

      As adjusted                                     $  247      246       236       187
                                                      ======     ====     =====      ====

Gain (loss) on disposition of assets                  $   40        5         4        (7)

Income tax benefit (expense):
  As previously reported                              $  (38)     (21)     (116)
  Adjustment to revise estimate of useful
    lives of certain distribution equipment               --        3         3
  Adjustment to properly reflect compensation
    relating to stock appreciation rights                 --        1         2
  Adjustment to income taxes upon
    revision of Statement No. 109                         --       --        (3)
                                                      ------     ----      ----

      As adjusted                                     $  (38)     (17)     (114)        1
                                                      ======     ====      ====      ====

Net earnings (loss):
  As previously reported                              $   53       31       (55)
  Adjustment to revise estimate of useful
    lives of certain distribution equipment               --       (3)       (3)
  Adjustment to properly reflect compensation
    relating to stock appreciation rights                 --       (2)       (4)
  Adjustment to income taxes upon
    revision of Statement No. 109                         --       --        (3)
                                                      ------     ----      ----

      As adjusted                                     $   53       26       (65)      (21)
                                                      ======     ====      ====      ====

Primary and fully diluted earnings (loss)
  attributable to common shareholder per
  common and common equivalent share:
    As previously reported                            $  .11      .07      (.13)
    Adjustment to revise estimate of useful
      lives of certain distribution equipment             --     (.01)
    Adjustment to properly reflect compensation
      relating to stock appreciation rights               --       --      (.01)
    Adjustment to income taxes upon revision
      of Statement No. 109                                --       --        --
                                                      ------     ----      ----

        As adjusted                                   $  .11     (.06)     (.14)     (.05)
                                                      ======     ====      ====      ====


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                        1st       2nd       3rd       4th
                                                      Quarter   Quarter   Quarter   Quarter
                                                      -------   -------   -------   -------
                                                              amounts in millions,
1992:                                                       except per share amounts
- ----
Revenue                                               $ 856       879       896       943

Operating income:
  As previously reported                              $ 197       225       242       226
  Adjustment to amortization upon revision
    of Statement No. 109                                 (2)       (1)       --       (23)
                                                      -----      ----      ----      ----

      As adjusted                                     $ 195       224       242       203
                                                      =====      ====      ====      ====

Gain (loss) on disposition of assets                  $   3        (3)       (1)       10

Income tax benefit (expense):
  As previously reported                              $   1       (15)        6       (49)
  Adjustment to income taxes for the
    restatement of share of earnings
    of Liberty (note 3)                                  --        (3)       (5)        3
  Adjustment to revise/implement
    Statement No. 109                                     1        --        --        23
                                                      -----      ----      ----      ----

    As adjusted                                       $   2       (18)        1       (23)
                                                      =====      ====      ====      ====

Earnings (loss) from continuing operations:
  As previously reported                              $ (18)        9        63       (51)
  Adjustment to restate share of earnings
    of Liberty (note 3)                                  --         4         7        (5)
  Adjustment to amortization, share of
    earnings of affiliates and income taxes
    upon revision/implementation of
    Statement No. 109                                    (1)       (1)       --        --
                                                      -----      ----      ----      ----

      As adjusted                                     $ (19)       12        70       (56)
                                                      =====      ====      ====      ====

Loss from discontinued operations                     $  --       (15)       --        --
                                                      =====      ====      ====      ====

Net earnings (loss):
  As previously reported                              $ (18)       (6)       63       (51)
  Adjustment to restate share of earnings
    of Liberty (note 3)                                  --         4         7        (5)
  Adjustment to amortization, share of
    earnings of affiliates and income taxes
    upon revision/implementation of
    Statement No. 109                                    (1)       (1)       --        --
                                                      -----      ----      ----      ----

    As adjusted                                       $ (19)       (3)       70       (56)
                                                      =====      ====      ====      ====

Primary and fully diluted earnings (loss)
  attributable to common shareholders per
  common and common equivalent share:
    Continuing operations:
      As previously reported                          $(.05)      .01       .13      (.12)
      Adjustment to restate share of earnings
        of Liberty (note 3)                              --       .01       .01      (.01)
      Adjustment to amortization, share of
        earnings of affiliates and income taxes
        upon revision/implementation of
        Statement No. 109                              (.01)       --        --        --
                                                      -----      ----      ----      ----
        As adjusted                                    (.06)      .02       .14      (.13)

    Discontinued operations                              --      (.03)       --        --
                                                      -----     -----      ----      ----
                                                      $(.06)     (.01)      .14      (.13)
                                                      =====      ====      ====      ====

                                   PART III.


Item 10.         Directors and Executive Officers of the Registrant.

         The following lists the directors and executive officers of TCI, their birth dates, a description of their business experience and positions held with the Company as of February 1, 1994. Directors are elected to staggered three-year terms with one-third elected annually. The date the present term of office expires for each director is the date of the Annual Meeting of the Company's stockholders held during the year footnoted opposite their names. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.


   Name                                                            Positions
- ----------                                                   ---------------------
Bob Magness (2)           Chairman of the Board of TCI since 1973 and is Chairman of the Board of a number of the Company's
Born June 3, 1924         subsidiaries; also a director of Republic Pictures Corporation, Turner Broadcasting System, Inc. and
                          Liberty Media Corporation ("Liberty"); TCI director since 1968.

John C. Malone (3)        Chief Executive Officer of TCI since March of 1992 and President of TCI since 1973; is President and a
Born March 7, 1941        director of most of the Company's subsidiaries; also a director of Liberty, Turner Broadcasting System,
                          Inc., BET Holdings, Inc., and The Bank of New York; TCI director since 1973.

Donne F. Fisher (1)       Appointed Executive Vice President of TCI in December of 1991. Was previously Senior Vice President
Born May 24, 1938         since 1982 and Treasurer since 1970 of TCI. Vice President, Treasurer and a director of most of the
                          Company's subsidiaries; also a director of General Communication, Inc.; TCI director since 1980.

John W. Gallivan (2)      Chairman of the Board of Kearns-Tribune Corporation, a newspaper publishing concern; also a director
Born June 28, 1915        of Silver King Mining Company; TCI director since 1980.

Kim Magness (1)           TCI director since 1985; manages family business interests, mostly in ranching and in breeding
Born May 17, 1952         Arabian horses, and is Chairman and President of a company developing liners for irrigation canals.

Robert A. Naify (3)       TCI director since 1987; also President and a director of The Todd-AO Corporation.
Born February 17, 1922

Jerome H. Kern (2)        Appointed TCI director in December of 1993. Also is Assistant Secretary of TCI. Senior partner with
Born June 1, 1937         the law firm of Baker & Botts, L.L.P.. since September of 1992. Prior to joining Baker & Botts, L.L.P.., was senior partner with the Law Offices of Jerome H. Kern from January 1, 1992 to September 1, 1992 and, prior to that, was senior partner with the law firm of Shea & Gould from 1986 through December 31, 1991.


                                                                     (continued)





                                     III-1

   Name                                                             Positions
- -------------                                                   ------------------
J. C. Sparkman            Appointed TCI Executive Vice President in 1987.
Born September 12, 1932

Fred A. Vierra            Appointed Executive Vice President of TCI as of December of 1991. Was President, Chief Operating Officer
Born November 9, 1931     and a director of United Artists Entertainment Company ("UAE") from May of 1989 through December of 1991.
                          President and Chief Operating Officer of United Cable Television Corporation from 1982 to May of 1989.

Brendan R. Clouston       Appointed Executive Vice President and Chief Operating Officer of TCI in March of 1992. Previously Senior
Born April 28, 1953       Vice President of TCI since December of 1991. From January of 1987 through December of 1991, held various executive positions with UAE and its predecessor, United Artists Communications, Inc. ("UACI"), most recently Executive Vice President and Chief Financial Officer.

Gary K. Bracken           Controller of the Company since 1969. Appointed Senior Vice President in December of 1991. Was
Born July 29, 1939        named Vice President and Principal Accounting Officer in 1982.

Stephen M. Brett          Appointed TCI Senior Vice President and General Counsel as of December of 1991. Appointed
Born September 20, 1940   Secretary of TCI in 1994. From August of 1988 through December of 1991, was Executive Vice
                          President-Legal and Secretary of UAE and its predecessor, UACI.

Barry P. Marshall         Appointed Chief Operating Officer of TCI Cable Management Corporation, the Company's primary operating
Born March 4, 1946        subsidiary, in March of 1992, where he directly oversees all of TCI's regional operating divisions. From
                          1986 to March of 1992, was Vice President and Chief Operating Officer of the Company's largest regional operating division.

Larry E. Romrell          Joined a predecessor of TCI in 1961; appointed Senior Vice President of TCI in 1991. From 1972 to the
Born December 30, 1939    present, held various executive positions with WestMarc Communications, Inc. ("WestMarc"), and is currently President and Chief Executive Officer of WestMarc, a wholly-owned subsidiary of TCI.

Bernard W. Schotters      Joined TCI in 1983. Appointed Senior Vice President-Finance and Treasurer in December of 1991.
Born November 25, 1944    Was appointed Vice President-Finance in 1984.

Robert N. Thomson         Joined TCI as Vice President of Government Affairs in January of 1987. Appointed Senior Vice
Born December 19, 1943    President-Communications and Policy Planning in 1991.

_______________________________

(1) Director's term expires in 1994.
(2) Director's term expires in 1995.
(3) Director's term expires in 1996.

                                                                     (continued)





                                     III-2

         In February of 1994, Paul J. O'Brien, a director of the Company since 1968, passed away. Mr. O'Brien was the publisher of the "Salt Lake Tribune" and Secretary, Treasurer and a director of Kearns-Tribune Corporation, a newspaper publishing concern. Mr. O'Brien was also Secretary of TCI since 1968.

         There are no family relations, of first cousin or closer, among the above named individuals, by blood, marriage or adoption, except that Bob Magness and Kim Magness are father and son, respectively.

         During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 1993, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that one report, covering diminimus shareholdings, was incorrectly completed by Mr. Barry P. Marshall, Chief Operating Officer of TCI Cable Management Corporation and such filing was subsequently amended.





                                     III-3

Item 11.         Executive Compensation.

         (a) Summary Compensation Table. The following table shows, for the years ended December 31, 1993, 1992 and 1991 all forms of compensation (other than Other Annual Compensation and All Other Compensation, amounts for which are only reported for the years ended December 31, 1993 and 1992), for the Chief Executive Officer and each of the four most highly compensated executive officers of the Company, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1993:

                                                                         Long-Term Compensation
                                                                         ----------------------
                            Annual Compensation                               Awards         Payouts
                        -------------------------                             ------         -------
                                                           Other
                                                           Annual     Restricted
                                                           Compen-      Stock      Options/     LTIP       All Other
                                                           sation      Award(s)     SARs      Payouts    Compensation
Position                Year   Salary ($)      Bonus ($)   ($)(4)        ($)        (#)         ($)          ($)
- --------                ----   ----------     ---------    ------     ----------   --------   -------    ------------
John C. Malone          1993   $800,000 (1)       ---     $ 2,726         ---          ---      ---     $17,500 (7)(8)
President and Chief     1992   $490,385 (1)       ---     $ 2,595         ---    1,000,000(6)   ---     $17,999 (7)(8)
 Executive Officer      1991   $450,000 (1)       ---                     ---          ---      ---

Bob Magness             1993   $800,000           ---         ---         ---          ---      ---     $ 2,500 (8)
Chairman of the Board   1992   $488,250           ---     $ 2,355         ---    1,000,000(6)   ---     $ 2,000 (8)
                        1991   $450,000           ---                     ---          ---      ---

J. C. Sparkman          1993   $738,000 (2)       ---     $ 2,823         ---          ---      ---     $15,000 (7)
Executive Vice          1992   $431,622 (2)       ---     $ 2,595         ---      100,000(6)   ---     $15,286 (7)
 President              1991   $349,423           ---                     ---          ---

Brendan R. Clouston     1993   $519,231           ---       $ 263         ---      500,000(5)   ---     $15,000 (7)
Executive Vice          1992   $279,476           ---         ---         ---      500,000(6)   ---     $ 8,728 (7)
 President and          1991   $249,222           ---         ---         ---          ---      ---
 Chief Operating
 Officer

Fred A. Vierra          1993   $623,617 (3)       ---       $ 263         ---      100,000(5)   ---     $15,000 (7)
Executive Vice          1992   $422,300 (3)       ---         ---         ---      100,000(6)   ---     $ 8,728 (7)
 President              1991   $373,961           ---         ---         ---          ---      ---

____________________

(1)      Includes deferred compensation of $150,000.

(2) Includes deferred compensation of $188,000 and $31,333 in 1993 and 1992, respectively.

(3) Includes deferred compensation of $250,000 and $41,667 in 1993 and 1992, respectively.

(4)      Includes amounts reimbursed during the year for the payment of taxes.

(5) For additional information regarding this award, see Option/SAR Grants Table below.




                                                                     (continued)





                                     III-4

(6) On November 11, 1992, pursuant to the Company's 1992 Stock Incentive Plan (the "Plan"), certain executive officers and other key employees were granted 4,020,000 options in tandem with stock appreciation rights to acquire share of TCI Class A common stock at a purchase price of $16.75 per share. Such options vest and become exercisable evenly over 5 years, first became exercisable beginning on November 11, 1993 and expire on November 11, 2002. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company
         (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change or Control Purchase (each as defined in the Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

(7) Includes dollar value of annual Company contributions to the TCI Employee Stock Purchase Plan ("ESPP") in which all named executive officers are fully vested. Directors who are not employees of the Company are ineligible to participate in the ESPP. The ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in the Company and benefits upon retirement. Under the terms of the ESPP, employees are eligible for participation after one year of service. The ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and the Company (by annual resolution of the Board of Directors) may contribute up to 100% of the participants' contributions. The ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce the Company's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:

                 Years of service                  Vesting Percentage
                 ----------------                  ------------------
                 Less than 1                                0
                           1-2                             20
                           2-3                             30
                           3-4                             45
                           4-5                             60
                           5-6                             80
                           6 or more                      100

         Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the ESPP, it may do so at any time. The ESPP provides for full and immediate vesting of all participants rights upon termination.

(8) Includes fees paid to directors for attendance at each meeting of the Board of Directors ($500 per meeting).


                                                                     (continued)





                                     III-5

         (b) Option/SAR Grants Table. The following table shows all individual grants of stock options and stock appreciation rights ("SARs") granted to each of the named executive officers during the year ended December 31, 1993:

                                     % of Total
                       Options/     Options/SARs                    Market
                         SARs          Granted       Exercise or   Price on                      Grant Date
                       Granted      to Employees     Base Price   Grant Date     Expiration     Present Value
Name                   (#)(1)     in Fiscal Year(1)    ($/Sh)     ($/Sh)(2)         Date           ($)(3)
- ----                   --------   -----------------  -----------  ----------     ----------     -------------
John C. Malone              ---          ---               ---          ---           ---             ---

Bob Magness                 ---          ---               ---          ---           ---             ---

J.C. Sparkman               ---          ---               ---          ---           ---             ---

Brendan R. Clouston     500,000         25.6%           $16.75      $29.125    October 12, 2003    $8,340,000

Fred A. Vierra          100,000          5.1%           $16.75      $29.125    October 12, 2003    $1,668,000

_________________________


(1) On October 12, 1993, pursuant to the Plan, certain executive officers and other key employees were granted 1,355,000 options in tandem with stock appreciation rights to acquire shares of TCI Class A common stock at a purchase price of $16.75 per share. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase an aggregate of 600,000 shares of TCI Class A common stock was made to Messrs. Clouston and Vierra at a purchase price of $16.75 per share. Such options vest evenly over four years, become exercisable beginning on October 12, 1994 and expire on October 12, 2003. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change or Control Purchase (each as defined in the Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

(2) Represents the closing market price per share of TCI Class A common stock on November 12, 1993.

(3) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.5% discount rate; (b) a volatility factor based upon the Company's historical trading pattern; (c) the 10-year option term; and (d) the closing price of the Company's common stock on March 18, 1994. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.





                                     III-6

    (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. The following table shows each exercise of stock options and SARs during the year ended December 31, 1993 by each of the named executive officers and the December 31, 1993 year-end value of unexercised options and SARs on an aggregated basis:

                                                                                Value of
                                                              Number of       Unexercised
                                                             Unexercised      In-the-Money
                                                             Options/SARs     Options/SARs
                                                                  at               at
                                                             December 31,     December 31,
                                                               1993 (#)         1993 ($)

                        Shares Acquired    Value Realized    Exercisable/     Exercisable/
    Name                on Exercise (#)         ($)          Unexercisable    Unexercisable
    -----               ---------------    --------------    -------------    -------------
    John C. Malone
     Exercisable              ---               ---             200,000        $ 2,700,000
     Unexercisable            ---               ---             800,000        $10,800,000

    Bob Magness
     Exercisable              ---               ---             200,000        $ 2,700,000
     Unexercisable            ---               ---             800,000        $10,800,000

    J.C. Sparkman
     Exercisable              ---               ---              20,000        $   270,000
     Unexercisable            ---               ---              80,000        $ 1,080,000

    Brendan R. Clouston
     Exercisable              ---               ---             100,000        $ 1,350,000
     Unexercisable            ---               ---             900,000        $12,150,000

    Fred A. Vierra
     Exercisable              ---               ---               9,714        $   193,794
     Exercisable              ---               ---              20,000        $   270,000
     Unexercisable            ---               ---             180,000        $ 2,430,000


    (d) Compensation of directors. The standard arrangement by which the Company's directors are compensated for all services (including any amounts payable for committee participation or special assignments) as a director is as follows: each director receives a fee of $500 plus travel expenses for attendance at each meeting of the Board of Directors and each director who is not a full-time employee of TCI receives additional compensation of $30,000 per year.

    Effective on November 1, 1992, the Company created a deferred compensation plan for all non-employee directors. Each director may elect to defer receipt of all, but not less than all, of the annual compensation (excluding meeting fees and reimbursable expenses) payable to the director for serving on the Company's Board of Directors for each calendar year for which such deferral is elected. An election to defer may be made as to the compensation payable for a single calendar year or period of years. Any compensation deferred shall be credited to the director's account on the last day of the quarter for which compensation has accrued. Such deferred compensation will bear interest from the date credited to the date of payment at a rate of 8% per annum in 1993 and 120% of the applicable federal long-term rate thereafter, compounded annually.


                                                                     (continued)





                                     III-7

    A director may elect payment of deferred compensation to be made at a specified year in the future or upon termination of the director's service as director of the Company. Each director may elect payment in a lump sum, three substantially equal consecutive annual installments or five substantially equal consecutive annual installments. In the event that a director dies prior to payment of all the amounts payable pursuant to the plan, any amounts remaining in the director's deferred compensation account, together with accrued interest thereon, shall be paid to the director's designated beneficiary. Mr. Naify elected to defer his 1993 compensation and elected to defer his 1994 compensation under this plan.

    There are no other arrangements whereby any of the Company's directors received compensation for services as a director during 1993 in addition to or in lieu of that specified by the aforedescribed standard arrangement.

    (e) Employment Contracts and Termination of Employment and Change of Control Arrangements. Effective November 1, 1992 the employment agreements between the Company and Mr. Magness and Dr. Malone, as amended, were further amended and restated. The term of each agreement is extended daily so that the remainder of the employment term shall at all times on and prior to the effective date of the termination of employment as provided by each agreement be five years. Dr. Malone's and Mr. Magness' employment agreements provide for annual salaries of $800,000. Additionally, these employment agreements provide for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

    Dr. Malone's employment agreement provides, among other things, for deferral of a portion (40% in 1993 and not in excess of 40% thereafter) of the monthly compensation payable to him. Pursuant to a letter agreement entered into between Dr. Malone and the Company subsequent to the date of his employment agreement, Dr. Malone deferred $150,000 in 1993 in lieu of 40% of his compensation for such year. The deferred amounts will be payable in monthly installments over a 20-year period commencing on the termination of Dr. Malone's employment, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the date of payment. The amendment also provides for the payment of certain benefits, discussed below. Dr. Malone's employment agreement provides that he will devote 80% of his business time to the Company.

    Mr. Magness' and Dr. Malone's agreements described above also provide that upon termination of such executive's employment by the Company (other than for cause, as defined in the agreement), or if Bob Magness or Dr. Malone elects to terminate the agreement because of a change in control of the Company, all remaining compensation due under the agreement for the balance of the employment term shall be immediately due and payable.

    Dr. Malone's and Mr. Magness' agreements provide that during their employment with the Company and for a period of two years following the effective date of their termination of employment with the Company, unless termination results from a change in control of the Company, they will not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of the Company, except that Dr. Malone may serve as Chairman of the Board of Liberty. However, the agreements provide that both executives may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq System to the extent of an aggregate of 5% of the amount of such securities outstanding, but Dr. Malone and Mr. Magness may own securities of Liberty without regard to the aforementioned percentage limitation.


                                                                     (continued)





                                     III-8

    Dr. Malone's agreement also provides that in the event of termination of his employment with the Company, he will be entitled to receive 240 consecutive monthly payments of $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1988 to the date payment commences), the first of which will be payable on the first day of the month succeeding the termination of Dr. Malone's employment. In the event of Dr. Malone's death, his beneficiaries will be entitled to receive the foregoing monthly payments. The Company currently owns a whole-life insurance policy on Dr. Malone, the face value of which is sufficient to meet its obligation under the salary continuation arrangement. The premiums payable by the Company on such insurance policy are currently being funded through earnings on the policy. Dr. Malone has no interest in this policy.

    The Company pays a portion of the annual premiums (equal to the "PS-58" costs) on three whole-life insurance policies of which Dr. Malone is the insured and trusts for the benefit of members of his family are the owners. The Company is the designated beneficiary of the proceeds of such policies less an amount equal to the greater of the cash surrender value thereof at the time of Dr. Malone's death and the amount of the premiums paid by the policy owners.

    Effective November 1, 1992, the Company entered into an employment agreement with Mr. Sparkman which will expire on December 31, 1997, providing for a salary of $738,000 per year. Mr. Sparkman's employment agreement provides for the deferral of approximately 25.47% of each monthly payment so as to result in the deferral of payment of Mr. Sparkman's salary at the rate of $188,000 per annum. The deferred amounts will be payable in monthly installments over a 120-month period commencing on the later of January 1, 1998 and the termination of Mr. Sparkman's full-time employment with the Company, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. Additionally, Mr. Sparkman's employment agreement provides for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

    Effective November 1, 1992, the Company entered into an employment agreement with Mr. Vierra which will expire on December 31, 1997, providing for a salary of $650,000 per year. Mr. Vierra's employment agreement provides for the deferral of approximately 38.46% of each monthly payment so as to result in the deferral of payment of Mr. Vierra's salary at the rate of $250,000 per annum. The deferred amounts will be paid in monthly installments over a 240-month period commencing on the later of January 1, 1998 and the termination of Mr. Vierra's full-time employment with the Company, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. Additionally, Mr. Vierra's employment agreement provides for personal use of the Company's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

    Messrs. Sparkman's and Vierra's employment agreements each provide that upon termination by the Company without cause, all remaining compensation due under such agreements for the balance of the employment term would become immediately due and payable to such executive. Upon the death of any such executive during the employment term, the Company will pay to such executive's beneficiaries a lump sum in an amount equal to the lesser of (i) the compensation due under such executive's employment agreement for the balance of the employment term and (ii) one year's compensation. In the event of such executive's disability, the Company will continue to pay such executive his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of such executive's death.


                                                                     (continued)





                                     III-9

    The Company will pay Mr. Sparkman 240 consecutive monthly payments of $6,250 (increased at the rate of 12% per annum compounded annually from January 1, 1988) commencing upon the termination of his employment. In the event Mr. Sparkman dies prior to the payment of all monthly payments, the remainder of such payments shall be made to Mr. Sparkman's designated beneficiaries. The Company owns a whole-life insurance policy on Mr. Sparkman, the face value of which is sufficient to meet its obligations under this salary continuation arrangement. The premiums payable by the Company on such insurance policy are currently being funded through earnings on the policies. Mr. Sparkman has no interest in this policy.

    Dr. Malone and Mr. Sparkman each deferred a portion of their monthly compensation under their previous employment agreements. Such deferred compensation (together with interest thereon at the rate of 13% per annum compounded annually from the date of deferral to the date of payment) will continue to be payable under the terms of the previous agreements. The rate at which interest accrues on such previously deferred compensation was established in 1983 pursuant to such earlier agreements.

    Messrs. Sparkman's and Vierra's agreements provide that during their employment with the Company and for a period of two years following the effective date of their termination of employment with the Company, they will not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of the Company. However, the agreements provide that such executives may own securities of any corporation listed on a national securities exchange or quoted in the NASDAQ System to the extent of an aggregate of 5% of the amount of such securities outstanding. If such executives terminate employment with the Company prior to the expiration of each respective employment term or if the Company terminates each executive's employment for cause, as defined in the agreements, then the noncompetition clause of the agreements shall apply to the longer of the previously described two year period or the period beginning on the effective date of termination of employment through December 31, 1997.

    (f) Additional information with respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

    The members of the Company's compensation committee during 1993 were Messrs. Robert A. Naify and Paul J. O'Brien, both directors of the Company. Mr. O'Brien was also Secretary of the Company. Except as described above, neither Mr. Naify nor Mr. O'Brien are or were officers of the Company or any of its subsidiaries. However, Mr. Naify was the President and Co-Chief Executive Officer of UACI from 1971 to 1986, the year in which TCI acquired a majority interest in UACI. After the acquisition, Mr. Naify resigned, but by the terms of his 1983 employment agreement with UACI, he continued to be entitled to consulting payments of a fixed amount and certain fringe benefits from UACI and its successors through August of 1993. Following the death of Mr. O'Brien in 1994, Mr. Gallivan, a director of the Company, was appointed to fill the vacancy.





                                     III-10

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

    (a) Security ownership of certain beneficial owners. The following table sets forth information with respect to the ownership of shares of the Company's Class A and Class B common stock, as of February 1, 1994, by each person known to the Company to own beneficially more than 5% of either class based on 402,504,309 shares of Class A common stock and 47,258,787 shares of Class B common stock outstanding on that date. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table. The Class A common stock has one vote per share and the Class B common stock has ten votes per share.

                                               Amount and
Title                                           Nature of
 of             Name and Address               Beneficial            Percent      Voting
Class          of Beneficial Owner              Ownership           of Class      Power
- -----          -------------------             ----------           --------      ------
             Associated Communications
               Corporation
Class A      200 Gateway Towers                12,479,976             3.10%
Class B      Pittsburgh, Pennsylvania           3,827,208             8.10%        5.80%

             Bob Magness, Chairman of
               the Board and a Director
Class A      5619 DTC Parkway                   4,626,938(1)(2)(3)    1.15%
Class B      Englewood, Colorado               27,382,076(1)(3)      57.94%       31.78%

             Kearns-Tribune Corporation
Class A      400 Tribune Building               6,157,206(3)          1.53%
Class B      Salt Lake City, Utah               6,480,000(3)         13.71%        8.11%

             Robert A. Naify, a Director
Class A      172 Golden Gate Avenue            23,638,860(4)          5.56%
Class B      San Francisco, California                 --               --         2.63 %

             The Equitable Life Assurance
               Society of the United States
Class A      787 Seventh Avenue                23,924,443(5)          5.94%
Class B      New York, New York                        --               --         2.73%

             The Capital Group, Inc.
Class A      333 South Hope Street             30,472,024(6)          7.57%
Class B      Los Angeles, California                   --               --         3.48%

             Liberty Media Corporation
Class A      8101 E. Prentice, Suite 500        2,988,009(7)            *
Class B      Englewood, Colorado                3,537,712(7)          7.49%        4.38%

- --------------------

* Less than one percent.


                                                                     (continued)





                                     III-11

(1) Bob Magness, as executor of the Estate of Betsy Magness, is the beneficial owner of all shares of TCI Class A and Class B common stock held of record by the Estate of Betsy Magness. The number of shares in the table includes 2,105,332 shares of Class A and 6,346,212 shares of Class B common stock of which Bob Magness is beneficial owner as executor. The number of Class A and Class B shares shown as owned by Bob Magness in the table do not include the numbers of such shares owned by Liberty which are set forth separately. Mr. Magness, together with Dr. Malone, (each a director and executive officer of TCI) represent two out of the six members of Liberty's Board of Directors, and accordingly, each of them may be deemed to share voting and investment power over, and to be the beneficial owner of, the shares of the Company's Class A and Class B common stock owned by Liberty. See the table in Section (b) (Beneficial Ownership by Directors and Executive Officers) below and note 11 thereto. If all of the shares owned by Liberty were included in the numbers of shares owned by Mr. Magness, his percentage ownership of the Company's Class A common stock, Class B common stock and overall voting power would be 1.89%, 65.43% and 36.16%, respectively.

(2) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Class A common stock. Options to acquire 200,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information.

(3) Bob Magness and Kearns-Tribune Corporation ("Kearns") are parties to a buy-sell agreement, entered into in October of 1968, as amended, under which neither party may dispose of their shares without notification of the proposed sale to the other, who may then buy such shares at the offered price, sell all of their shares to the other at the offered price or exchange one of their Class A shares for each Class B share held by the other and purchase any remaining Class B shares at the offered price. There are certain exceptions, including transfers to specified persons or entities, certain public sales of Class A shares and exchanges of Class A shares for Class B shares.

(4) Mr. Robert Naify received notes, which are currently convertible into 22,446,926 shares of TCI Class A common stock, as partial consideration for the sale to TCI of the stock owned by him in United Artists Communications, Inc. ("UACI"). Mr. Naify is also a co-trustee, along with Mr. Naify's brother, Marshall, and their sister, of a trust for the benefit of Marshall which holds additional notes convertible into 341,606 shares of TCI Class A common stock. The number of shares in the table assumes the conversion of these notes.

(5) The number of shares in the table is based upon a Schedule 13G, dated February 9, 1994, filed by The Equitable Life Assurance Society of the United States which Schedule 13G reflects that said corporation has sole voting power over 15,277,835 shares and shared voting power over 772,431 shares of Class A common stock of the Company. No information is given in respect to voting power over the remaining shares.

(6) The number of shares in the table is based upon a Schedule 13G, dated February 11, 1994, filed by The Capital Group, Inc. Certain operating subsidiaries of The Capital Group, Inc. exercised investment discretion over various institutional accounts which held as of December 31, 1993, 30,472,024 shares of TCI Class A common stock. Capital Guardian Trust Company, a bank, and one of such operating companies, exercised investment discretion over 3,892,102 of said shares. Capital Research and Management Company and Capital International, Ltd., registered investment advisors, and Capital International, S.A., another operating subsidiary, had investment discretion with respect to 26,246,100, 150,675 and 183,147 shares, respectively, of the above shares.


                                                                     (continued)





                                     III-12

(7) Certain of the shares in the table are held pursuant to an escrow agreement which provides, among other things, for delivery of the deposited shares to TCI upon the exercise by TCI of certain exchange rights with respect to one of the classes of Liberty's preferred stock.

    (b) Security ownership of management. The following table sets forth information with respect to the ownership of shares of the Company's Class A and Class B common stock (other than directors' qualifying shares) as of February 1, 1994 by all directors and each of the named executive officers of the Company, other than those listed in the table in Item 12(a), and by all executive officers and directors of the Company as a group based on 402,504,309 shares of Class A common stock and 47,258,787 shares of Class B common stock outstanding on that date. Shares issuable upon exercise or conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such convertible securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. The number of Class A and Class B shares in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's ESPP and shares held by the trustee of UAE's Employee Stock Ownership Plan for their respective accounts. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.

                          Name of               Amount and Nature              Percent     Voting
    Title of Class   Beneficial Owner       of Beneficial Ownership            of Class    Power
    --------------   ----------------       -----------------------            --------    ------
     Class A         John C. Malone             1,165,065 (2)(10)                 *
     Class B                                      904,800 (3)(10)               1.91%       1.17%

     Class A         Donne F. Fisher              190,659                         *
     Class B                                      134,880                         *          *

     Class A         John W. Gallivan                 600 (9)                     *
     Class B                                           --                         --         *

     Class A         Kim Magness                       --                         --
     Class B                                      518,000                       1.10%        *

     Class A         Jerome H. Kern             2,000,000 (6)                     *
     Class B                                           --                         --         *

     Class A         Fred A. Vierra               517,180 (5)                     *
     Class B                                           --                         --         *

     Class A         J.C. Sparkman                235,564 (4)                     *
     Class B                                           --                         --         *

     Class A         Brendan R. Clouston        1,007,682 (7)                     *
     Class B                                          230                         *          *

     Class A         All directors and         37,980,979 (1)(2)(4)(5)(6)       8.79%
                      executive officers                  (7)(8)(9)(10)
     Class B          as a group               32,532,762 (1)(2)(3)(9)(10)     68.84%      40.17%
                      (16 persons)
- -------------------------

* Less than one percent.
                                                                     (continued)





                                     III-13

(1)      See notes 1 through 4 to the table in Item 12(a).

(2) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Class A common stock. Options to acquire 200,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information.

(3) The number of Class B shares in the table includes 634,800 shares held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares. Pursuant to a letter agreement, dated June 17, 1988, Mr. Magness and Kearns each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of TCI Class B common stock, he or it would first offer Dr. Malone the opportunity to purchase such shares. See note 3 to the table in Item 12(a).

(4) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of TCI Class A common stock. Options to acquire 20,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information.

(5) Assumes the exercise in full of stock options, granted in August of 1990, to purchase an aggregate of 9,714 shares of TCI Class A common stock at an adjusted price of $10.30 per share. All such options are fully exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 100,000 shares of TCI Class A common stock. Options to acquire 20,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 100,000 shares of TCI Class A common stock. None of these options are exercisable until October 12, 1994. See note 1 to the table in Item 11(b) for additional information.

(6) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 2,000,000 shares of TCI Class A common stock. Options to acquire 400,000 shares are currently exercisable. See Item 13(a) for additional discussion.

(7) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 500,000 shares of TCI Class A common stock. Options to acquire 100,000 shares of TCI Class A common stock are currently exercisable. See note 6 to the table in Item 11(a) for additional information. Additionally, assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 500,000 shares of TCI Class A common stock. None of the options are exercisable until October 12, 1994. See note 1 to the table in Item 11(b) for additional information.


                                                                     (continued)





                                     III-14

(8) Certain executive officers of the Company (5 persons) hold options, which were granted in November of 1989, to purchase an aggregate of 43,000 shares of TCI Class A common stock at a purchase price of $17.25 per share. Certain executive officers and directors (11 persons including Messrs. Magness, Malone, Sparkman, Vierra and Clouston) hold stock options which were granted in tandem with stock appreciation rights in November of 1992, to acquire 3,325,000 shares of TCI Class A common stock at a purchase price of $16.75 per share. Options to acquire 665,000 of such shares are currently exercisable. Additional certain executive officers (8 persons including Messrs. Vierra and Clouston) hold stock options which were granted in tandem with stock appreciation rights in October and November of 1993 and become exercisable (as to 25% of the shares covered thereby) in October of 1994, to acquire 1,225,000 shares of TCI Class A common stock at a purchase price of $16.75 per share. Additionally, Mr. Vierra holds an option to acquire 9,714 shares of Class A common stock as described in note 5 above and Mr. Kern holds an option to acquire 2,000,000 shares of Class A common stock as described in note 6 above. The number of TCI Class A shares in the table assumes the exercise of these options.

(9) The number of shares in the table does not include any shares held by Kearns, of which Mr. Gallivan is an officer.

(10) The number of Class A and Class B shares shown in the table as owned by the directors and executive officers of the Company as a group include the numbers of such shares owned by Liberty, of which Messrs. Magness and Malone, each a director and an executive officer of the Company, are also directors and of which Dr. Malone is an officer. See the table in Item 12(a) and note 1 thereto. The numbers of Class A and Class B shares shown in the above table as owned by John Malone do not include the shares owned by Liberty although he may be deemed to share voting and investment power over, and to be the beneficial owner of, such shares. If all of the shares of the Company's Class A and Class B common stock owned by Liberty were included in the numbers of shares owned by Dr. Malone, the percentage ownership of the Company's Class A common stock, Class B common stock and voting power of Dr. Malone would 1.03%, 9.40% and 5.54%, respectively.

         No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except that Mr. Bob Magness, a director and an executive officer of the Company, owns 944 shares of WestMarc Series B cumulative compounding redeemable preferred stock, including 40 shares owned by KGBB, Inc. over which Bob Magness is deemed to have shared voting and investment power; Mr. Kim Magness, a director of the Company, owns 29 shares of WestMarc Series B cumulative compounding redeemable preferred stock (excluding his indirect interest in such shares owned by KGBB, Inc.); Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Series B cumulative compounding redeemable preferred stock; Mr. Larry Romrell, an officer of the Company, owns 103 shares of WestMarc Series B cumulative compounding redeemable preferred stock and Mr. Jerome Kern, a director of the Company, owns 116 shares of WestMarc Series B cumulative compounding redeemable preferred stock, including 58 shares owned by his wife, Diane D. Kern, over which Mr. Kern is deemed to have beneficial ownership. Mr. Kern has disclaimed any beneficial ownership of such shares owned by Diane D. Kern. Mr. Donne Fisher, a director and executive officer of the Company, pursuant to a Restricted Stock Award Agreement dated December 10, 1992, was transferred the right, title and interest in and to 124.03 shares (having a liquidation value of $4 million) of WestMarc Series B cumulative compounding redeemable preferred stock owned by the Company. Such preferred stock held by Mr. Fisher is subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, decreasing by 10% on February 1 of each year.


                                                                     (continued)





                                     III-15

         (c) Change of control. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company except that on January 27, 1994 the Company and Liberty entered into a definitive agreement to combine the two companies as further described in Item 13 below.

Item 13.         Certain Relationships and Related Transactions.

         (a)     Transactions with management and others.

         As of January 27, 1994, TCI and Liberty entered into a definitive agreement to combine the two companies. The transaction will be structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company ("TCI/Liberty"). TCI shareholders will receive one share of TCI/Liberty for each of their shares. Liberty common shareholders will receive
0.975 of a share of TCI/Liberty for each of their common shares. The transaction is subject to the approval of both sets of shareholders as well as various regulatory approvals and other customary conditions. Subject to timely receipt of such approvals, which cannot be assured, it is anticipated the closing of such transaction will take place during 1994.

         During 1992, the Company and Liberty formed Community Cable Television ("CCT"), a general partnership created for the purpose of acquiring and operating cable television systems with Tele-Communications of Colorado, Inc. ("TCIC"), an indirect wholly-owned subsidiary of TCI, owning a 49.999% interest and Liberty Cable Partner, Inc. ("LCP"), an indirect wholly-owned subsidiary of Liberty, owning a 50.001% interest. Pursuant to a cable management agreement, a subsidiary of TCI provides management services for cable systems owned by CCT. The subsidiary receives a fee equal to 3% of the gross cable television revenue of CCT. In 1993, CCT paid $1,562,000 under the agreement.

         Pursuant to an amendment to the CCT General Partnership Agreement (the "Amendment"), certain noncash contributions previously made to CCT were rescinded, TCIC contributed to CCT a $10,590,000 promissory note of TCI Development Corporation ("TCID") as of the date of the originally contributed assets, LCP agreed to contribute its equity and debt interests in Daniels & Associates Partners Limited ("DAPL"), a general partner of Mile Hi Cablevision Associates, Ltd. ("Mile Hi"), to CCT immediately prior to the closing of the acquisition of Mile Hi described below which closed on March 15, 1993, and TCIC agreed to contribute, at the time of the contribution by LCP of its DAPL interests, a TCID promissory note in the amount of $66,900,000.

         On March 12, 1993, the CCT General Partnership Agreement was further amended (the "Second Amendment"). Under the Second Amendment, LCP agreed to contribute its Mile Hi partnership interest but not a loan receivable from Mile Hi in the amount of $50 million (including accrued interest) (the "Mile Hi Note") (both of which it received upon the liquidation of DAPL on March 12, 1993 as described below) to CCT in exchange for 50.001% of a newly created Class B partnership interest in CCT. TCIC agreed to contribute a $21,795,000 promissory note from TCID in exchange for 49.999% of the Class B partnership interests in place of the $66,900,000 note which was to be contributed under the Amendment. On March 15, 1993, each party made its respective contribution required by the Second Amendment.


                                                                     (continued)





                                    III-16

         On March 26, 1993, TCI Liberty, Inc. ("TCIL"), a wholly-owned subsidiary of TCI, TCIC and Liberty entered into a recapitalization agreement (the "Recapitalization Agreement"). Pursuant to the Recapitalization Agreement, on June 3, 1993, Liberty repurchased 927,900 shares of Liberty's Class A common stock owned by TCIL (sufficient to reduce TCIL's percentage ownership of Liberty's outstanding common stock by at least 20%), and repurchased all of the outstanding shares of Liberty's Class C Redeemable Exchangeable Preferred Stock (the "Class C Preferred Stock") from TCIL. The purchase price per share for the shares of Liberty's Class A common stock of $19.98 was equal to the average of the daily closing prices for the 10 trading days prior to signing of the Recapitalization Agreement and the daily closing prices for the 10 trading days prior to closing. The aggregate purchase price for the Class C Preferred Stock was $175,057,000 plus $337,500 ($22,500 per day from May 19, 1993 to the date of closing of the repurchase). The total purchase price for the shares of Class A common stock and Class C Preferred Stock was to be paid through the delivery of promissory notes of Liberty in the aggregate principal amount of $76,952,000, consisting of a $66,900,000 note and a $10,052,000 note
(collectively, the "Liberty Notes"), and the balance in cash. The Liberty Notes, which were issued at the closing, bear interest at the rate of 11.6% per annum, are due on February 1, 1997 and are secured by a pledge of stock of LCP and certain other assets of LCP. However, on June 3, 1993, TCIL, TCIC and Liberty agreed that the balance of the purchase price which was to have been paid in cash would instead be payable by delivery of two promissory notes in the principal amount of $86,105,000 and $18,539,442, which bear interest at the rate of 6% per annum, and were to be due on December 31, 1993 (the "6% Notes"). In consideration for this amendment, Liberty agreed to transfer to TCIC its interest in "TV Guide On Screen." On November 30, 1993, the parties agreed to extend the maturity of the 6% Notes to the earlier of June 30, 1994 or ten days following the termination of the aforementioned proposed business combination of TCI and Liberty. TCIL acquired the shares of Liberty's Class A common stock upon the conversion on January 15, 1993 of all of the outstanding shares (10,794 shares) of Liberty's Class A Redeemable Convertible Preferred Stock into 4,405,678 shares of Liberty's Class A common stock and 55,070 shares of Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. Pursuant to the Recapitalization Agreement, TCIL, as the holder of Liberty's Class D Redeemable Voting Preferred Stock, gave its consent to an amendment to Liberty's Restated Certification of Incorporation that would reduce the number of Liberty's directors that the holders of such stock have the exclusive right to elect.

         In connection with the Recapitalization Agreement, TCIC and LCP entered into an Option-Put Agreement (the "Option-Put Agreement"), which was amended on November 30, 1993. Under the amended Option-Put Agreement, between June 30, 1994 and September 28, 1994, and between January 1, 1996 and January 31, 1996, TCIC will have the option to purchase all of LCP's interest in CCT and the Mile Hi Note for an amount equal to $77.0 million plus interest accruing at the rate of 11.6% per annum on such amount from June 3, 1993. Between April 1, 1995 and June 29, 1995, and between January 1, 1997 and January 31, 1997, LCP will have the right to require TCIC to purchase LCP's interest in CCT and the Mile Hi Note for an amount equal to $77.0 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.

         Under a separate agreement, on June 3, 1993, TCI Holdings, Inc. ("TCIH"), a wholly-owned subsidiary of TCI, purchased a 16% limited partnership interest in Intermedia Partners from LCP and all of LCP's interest in a special allocation of income and gain of $7 million under the partnership agreement of Intermedia Partners, for a purchase price of approximately $9 million. TCIH also received an option to purchase LCP's remaining 6.37% limited partnership interest in Intermedia Partners prior to December 31, 1995 for a price equal to approximately $4 million plus interest at 8% per annum from June 3, 1993.

                                                                     (continued)





                                     III-17

         On March 15, 1993, Mile Hi Cable Partners, L.P. ("New Mile Hi") acquired (the "Acquisition") all of the general and limited partnership interests in Mile Hi, the owner of the cable television system serving Denver, Colorado. New Mile Hi is a limited partnership formed among CCT (78% limited partnership interest), Daniels Communications, Inc. ("DCI") (1% limited partnership interest) and P & B Johnson Corp. ("PBJC") (21% general partnership interest), a corporation controlled by Robert L. Johnson, a member of Liberty's board of directors.

         Prior to the Acquisition, Liberty, through LCP, indirectly owned a 32.175% interest in Mile Hi through its ownership of a limited partnership interest in DAPL, one of Mile Hi's general partners. The other partners in Mile Hi were Time-Warner Entertainment Company, L.P., various individual investors and Mile Hi Cablevision, Inc., a corporation in which all the other partners in Mile Hi were the shareholders.

         DAPL was liquidated on March 12, 1993, at which time LCP received a liquidating distribution consisting of its proportionate interest in DAPL's partnership interest in Mile Hi, representing the 32.175% interest in Mile Hi. LCP also received the Mile Hi Note in the approximate amount of $50 million (including accrued interest) in novation of a loan receivable from DAPL in an equivalent amount.

         The total value of the Acquisition was approximately $180 million. Of that amount, approximately $70 million was in the form of Mile Hi debt paid at the closing. Another $50 million was in the form of the Mile Hi Note, which debt was assumed by New Mile Hi and then by CCT. In connection with the foregoing assumption, the Mile Hi Note was restated on March 15, 1993 to reflect its principal amount as approximately $50 million which amount includes the interest that had accrued on the Mile Hi Note to such date. The Mile Hi Note, as restated, bears interest from March 15, 1993 at the rate of 8% per annum and principal and interest thereon is payable on January 1, 2000. Of the remaining $60 million, approximately $40 million was paid in cash to partners in Mile Hi in exchange for their partnership interests. The remaining $20 million of interest in Mile Hi was acquired by New Mile Hi through the contribution by Liberty's subsidiary to CCT and by CCT to New Mile Hi of the 32.175% interest in Mile Hi received in the DAPL liquidation and by DCI's contribution to New Mile Hi of a 0.4% interest in Mile Hi.

         Of the estimated $110 million in cash required by New Mile Hi to complete the transaction, $105 million was loaned to New Mile Hi by CCT and $5 million was provided by PBJC as a capital contribution to New Mile Hi. Of the $5 million contributed by PBJC, approximately $4 million was provided by CCT through loans to Mr. Johnson and trusts for the benefit of his children. CCT funded its loans to New Mile Hi and the Johnson interests by drawing down $93 million under its revolving credit facility and by borrowing $16 million from TCI in the form of a subordinated note which bears interest at the rate of 8% per annum and is payable in full on January 1, 2000.

         At June 3, 1993, Liberty and TCI each had approximately $7,800,000 in outstanding loans to CCT. The loans are evidenced by promissory notes, bear interest at the rate of 12% per annum through December 31, 1992 and 8% per annum thereafter, and are due in full on January 1, 2000. On June 3, 1993, CCT prepaid approximately $3,000,000 to Liberty. The remaining indebtedness between CCT and each of Liberty and TCI will remain outstanding and will be repaid in the ordinary course out of cash flow or partnership borrowings, as permitted by the CCT revolving credit facility. Repayments of this indebtedness will be made in equal amounts between TCI and Liberty and prior to repayment of any advances made by TCI in connection with or subsequent to the closing of the Mile Hi Transaction. In the event that Liberty is no longer a partner, any remaining indebtedness outstanding to Liberty at such time will be repaid by CCT.

                                                                     (continued)





                                     III-18

         Satellite Services, Inc. ("SSI"), a wholly-owned subsidiary of TCI, purchases sports and other programming from certain subsidiaries and affiliates of Liberty. Charges to SSI (which are based upon customary rates charged to others) for such programming were $44,074,000 for 1993. Certain subsidiaries and affiliates of Liberty purchase, at TCI's cost plus in some cases an administrative fee of up to 10% of the rates actually charged, certain pay television and other programming through SSI. In addition, a consolidated subsidiary of Liberty pays a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commissions and charges for such programming were $10,650,000 for 1993.

         TCI and Liberty are parties to a services agreement pursuant to which TCI agreed to provide certain financial reporting, tax and other administrative services to Liberty. A subsidiary of Liberty also leases office space and satellite transponder facilities from TCI. Charges by TCI for such services and leases amounted to $1,407,000 for the year ended December 31, 1993.

         In September, 1993, Encore QE Programming Corp. ("QEPC"), a wholly-owned subsidiary of Encore Media Corporation ("EMC"), a 90% owned subsidiary of Liberty, entered into a limited partnership agreement with TCI Starz, Inc. ("TCIS"), a wholly-owned subsidiary of TCI, for the purpose of developing, operating and distributing STARZ!, a first-run movie premium programming service launched in 1994. QEPC is the general partner and TCIS is the limited partner. Losses are allocated 1% to QEPC and 99% to TCIS. Profits are allocated 1% to QEPC and 99% to TCIS until certain defined criteria are met. Subsequently, profits are allocated 20% to QEPC and 80% to TCIS. TCIS has the option, exercisable at any time and without payment of additional consideration, to convert its limited partner interest to an 80% general partner interest with QEPC's partnership interest simultaneously converting to a 20% limited partnership interest. In addition, during specific periods commencing April 1999 and April 2001, respectively, QEPC may require TCIS to purchase, or TCIS may require QEPC to sell, the partnership interest of QEPC in the partnership for a formula- based price. EMC is paid a management fee equal to 20% of "managed costs" as defined, in order to manage the service. During 1993, EMC earned approximately $200,000 in management fees. EMC has agreed to provide the limited partnership with certain programming under a programming agreement whereby the partnership will pay its pro rata share of the total costs incurred by EMC for such programming. In December of 1993, this same limited partnership announced its intention to enter into a joint venture (the "BET Venture") with Black Entertainment Television Films, Inc. and Live Ventures, Inc. which would develop, produce and distribute motion pictures targeted primarily to minority audiences. Though no definitive agreement has been reached with respect to the BET Venture, under the proposed structure, each of the parties would own a one-third interest and agree to contribute up to $5 million as a capital contribution.

         During 1993, Peachtree Cable TV, Inc. ("Peachtree"), a Nevada corporation wholly owned by certain employees of TCI, including Messrs. Thomson, Schotters, Marshall and Bracken (executive officers of TCI), paid $73,553 in management fees to TCI for the operation and management of Peachtree's cable television systems.

         During 1993, Mr. Vierra, an executive officer of the Company, was a partner in United International Holdings, a Colorado general partnership ("UIH"). An affiliate of the Company and United International Holdings, Inc. ("UIHI"), formerly a subsidiary of UIH, each own a 50% partnership interest in United International investments ("UII"). On December 31, 1993, UIH was liquidated and all of the shares of UIHI owned by UIH were distributed to UIH's partners. After giving effect to the liquidation of UIH, Mr. Vierra's equity interest in UIHI is less than 5%. UII holds, among other assets, an interest in cable television systems in Israel. The Company, through an affiliate, has provided or has agreed to provide certain guarantees for the benefit of the cable systems in Israel, which guarantee obligations total $4,894,000.


                                                                     (continued)





                                     III-19

         The Company loaned to UIHI the sum of $1 million on June 18, 1992, in connection with UII's acquisition of an interest in a MMDS system being developed in Ireland. Such loan is secured by the MMDS system in Ireland and is due June 30, 1999. Subsequent to the closing, the Company also loaned to UII the sum of $975,000 on an unsecured basis. This note, which it was anticipated would be repaid out of the proceeds of the Malta refinancing (described below) matured on December 31, 1992 and has not yet been repaid in full. UIHI has claimed that, due to exchange losses, the note should be restated at a lesser principal amount. The Company has disputed that position, and the issue is currently under negotiation.

         On March 5, 1993, UII acquired an interest in a cable television system in Malta (the "Malta System") from UIHI and its affiliates. In connection with that acquisition, the Company contributed capital of approximately $2 million to UII for the system in Malta and provided certain guarantees to lenders to the Malta System not to exceed (on a joint and several basis with UIHI) U.S. $5 million. The closing of the UII acquisition and related financing permitted UIHI to repay a bridge loan of $1.5 million which the Company had made to UIHI in 1992. The Company has released its security with respect to that bridge loan. Currently, the Company and UIHI are negotiating with lenders the terms of an additional guarantee requested by them for the Malta System, and the terms of inter-guarantor and inter-shareholder arrangements for reimbursement of any payments under such guarantee.

         Affiliates of the Company and UIHI have also formed a partnership for the joint management of the interests in Israel and Malta.

         The Company is a partner in a partnership with a subsidiary of U S WEST, Inc. ("U S WEST"), which partnership is in turn a partner in a partnership, United Communications International ("UCI"), with UIHI. UIHI acquired its partnership interest in UCI from UIH in 1993. UCI's assets consist of cable television systems in Norway, Sweden and Hungary. The systems in Sweden and Norway were originally acquired by UIH or its affiliates from the Company in 1989 and 1990, respectively. The Company and U S WEST contributed funds, through the partnership formed by them in January of 1992, to UCI which in turn advanced funds to NorKabel A/S ("NorKabel"), a Norwegian joint stock company and the holding company for the Norwegian cable interests, to enable NorKabel to repay a Keep Well loan previously made by the Company to NorKabel. UIHI and the Company are continuing to negotiate the amount of post-closing adjustments owed to the Company from the sale of the Swedish interests to UIHI in 1989.

         On November 12, 1993, the Company granted stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share to Jerome H. Kern who, thereafter, became a director of the Company. Twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998.

         The Company believes that the foregoing business dealings with management during 1993 were based upon terms no less advantageous to the Company than those which would be available in dealing with unaffiliated persons.

         (b)     Certain business relationships

         Mr. Jerome H. Kern, a director of TCI, is a partner with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TCI.

         See also Item 13(a) above.


                                                                     (continued)





                                     III-20

         (c)     Indebtedness of management

         On February 3, 1994, Dr. Malone, an executive officer and director of the Company, borrowed $310,000 from the Company. Such indebtedness bore interest at the Bank of New York prime rate. Dr. Malone repaid such indebtedness, including accrued interest amounting to $1,733, on March 10, 1994.

         See also Item 13(a) above regarding indebtedness of UIH and Liberty and their respective subsidiaries to the Company.





                                     III-21

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements

Included in Part II of this Report:                                Page No.
                                                                   --------
         Independent Auditors' Report                                II-13

         Consolidated Balance Sheets,
           December 31, 1993 and 1992                            II-14 to II-15

         Consolidated Statements of Operations,
           Years ended December 31, 1993, 1992 and 1991              II-16

         Consolidated Statements of Stockholders' Equity,
           Years ended December 31, 1993, 1992 and 1991              II-17

         Consolidated Statements of Cash Flows,
           Years ended December 31, 1993, 1992 and 1991          II-18 to II-19

         Notes to Consolidated Financial Statements,
           December 31, 1993, 1992 and 1991                      II-20 to II-47

(a) (2)  Financial Statement Schedules


Included in Part IV of this Report:

 (i)     Financial Statement Schedules required to be filed:         Page No.
                                                                     --------
         Independent Auditors' Report                                  IV-8

         Schedule II - Amounts Receivable from Related Parties
          and Employees Other Than Related Parties,
           Years ended December 31, 1993, 1992 and 1991                IV-9

         Schedule III - Condensed Information as to the
          Financial Position of the Registrant, December 31, 1993
          and 1992; Condensed Information as to the Operations
          and Cash Flows of the Registrant,
           Years ended December 31, 1993, 1992 and 1991           IV-10 to IV-12

         Schedule V - Property and Equipment,
           Years ended December 31, 1993, 1992 and 1991                IV-13

         Schedule VI - Accumulated Depreciation
          of Property and Equipment,
           Years ended December 31, 1993, 1992 and 1991                IV-14

         Schedule VII - Guarantees of Securities of Other Issuers,
           December 31, 1993                                           IV-15

         Schedule VIII - Valuation and Qualifying Accounts,
           Years ended December 31, 1993, 1992 and 1991                IV-16

         Schedule IX - Short-Term Borrowings,
           Years ended December 31, 1993, 1992 and 1991                IV-17

         Schedule X - Supplementary Statement
          of Operations Information,
           Years ended December 31, 1993, 1992 and 1991                IV-18



         All other schedules have been omitted because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

         The Restated Certificate of Incorporation, dated July 19, 1979, as amended on June 12, 1980, June 18, 1981, June 9, 1983, May 20, 1986,
           June 12, 1987, January 14, 1988, November 4, 1991, December 2, 1991,
           December 2, 1991, December 27, 1991, April 3, 1992, February 8, 1993, March 19, 1993 and July 23, 1993.

         The Bylaws as Amended and Restated July 19, 1979, with amendments
           April 8, 1980 and October 29, 1987.
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, as amended by Form 8 amendment dated June 16, 1988. (Commission File No. 0-5550)

10 - Material Contracts:

         Tele-Communications, Inc. 1992 Stock Incentive Option Plan.*
           Incorporated herein by reference to the Company's definitive Proxy
             Statement, dated May 21, 1992.  (Commission File No. 0-5550)

         Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and Bob Magness.*
           Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Restated and Amended Employment Agreement, dated as of November 1,
           1992, between the Company and John C. Malone.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of November 1, 1992, between Tele-
           Communications, Inc. and J. C. Sparkman.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of January 1, 1992, between Tele-
           Communications, Inc. and Donne F. Fisher.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Restricted Stock Award Agreement, made as of December 10, 1992, among
           Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.


                                                                     (continued)

         Deferred Compensation Plan for Non-Employee Directors, effective on
           November 1, 1992.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of November 1, 1992 between Tele-
           Communications, Inc. and Fred A. Vierra.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of September 1, 1983, by and between
           United Artists Communications, Inc. and Robert A.  Naify.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by Form 8 amendments dated April 7, 1992, April 14, 1992, October 26, 1992, October 27, 1992 and March 2, 1993.

         Form of 1992 Non-Qualifed Stock Option and Stock Appreciation Rights
           Agreement.*

         Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights
           Agreement.*

         Non-Qualifed Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H. Kern.*

         Form of Indemnification Agreement.*

         Qualified Employee Stock Purchase Plan of Tele-Communications, Inc.,
           as amended.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8.  (Commission File
               No. 33-59058)

         Letter Agreement dated September 16, 1992, among Tele-Communications,
           Inc., Time Warner Entertainment Company, L.P., Daniels
           Communications, Inc., Cablevision Equities III and Liberty of Denver, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated September 24, 1992. (Commission File No. 0-19036)

         Letter of Intent, dated September 16, 1992, among Robert L. Johnson,
           Tele-Communications, Inc., Liberty of Denver, Inc. and Daniels Communications, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated September 24, 1992. (Commission File No. 0-19036)

         Community Cable Television General Partnership Agreement, dated as of
           January 30, 1992, by and between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated January 12, 1993. (Commission File No. 0-19036)

                                                                     (continued)

         Amendment to Community Cable Television General Partnership Agreement, dated as of December 29, 1992, by and between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated January 12, 1993. (Commission File No. 0-19036)

         Second Amendment to Community Cable Television General Partnership
           Agreement, dated March 12, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Agreement to Purchase and Sell Partnership Interests, dated as of January 29, 1993, among Mile Hi Cable Partners, L.P., Mile Hi Cablevision, Inc., Time Warner Entertainment Company, L.P., Daniels & Associates Partners Limited, Daniels Communications, Inc., Cablevision Associates, Ltd., and John Yelenick and Maria Garcia-Berry, as agents for the limited partners.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)

         Loan and Security Agreement, dated January 28, 1993, among Community
           Cable Television and Robert L. Johnson, the Paige Johnson Trust and the Brett Johnson Trust.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)

         Agreement of Limited Partnership, dated as of January 28, 1993 among
           P & B Johnson Corp., Community Cable Television and Daniels Communications, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated March 24, 1993. (Commission File No. 0-19036)

         Assignment and Assumption Agreement, dated December 29, 1992, among
           Liberty Cable Partner, Inc., Community Cable Television and Intermedia Partners.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Assignment and Assumption Agreement, dated December 29, 1992, among
           Liberty Cable Partner, Inc. Community Cable Television and Robin Cable Systems of Tucson.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Recapitalization Agreement, dated March 26, 1993, among Liberty Media
           Corporation, TCI Liberty, Inc. and Tele-Communications of Colorado, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)


                                                                     (continued)

         Amendment to Recapitalization Agreement, dated June 3, 1993, between
           Liberty Media Corporation, TCI Liberty and Tele-Communications of Colorado, Inc.
         $18,539,442 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         $66,900,000 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         $10,052,000 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         $86,105,000 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         Pledge and Security Agreement, dated June 3, 1993, between Liberty
           Cable Partner, Inc. and Tele-Communications of Colorado, Inc.
         Stock Pledge and Security Agreement, dated June 3, 1993, between
           Liberty Capital Corp. and Liberty Cable, Inc., and Tele-Communications of Colorado, Inc.
         Option-Put Agreement, dated June 3, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
         Assignment and Assumption Agreement, dated June 3, 1993, between
           Liberty Cable Partner, Inc. and TCI Holdings, Inc.
         Option Agreement dated June 3, 1993, between TCI Holdings, Inc. and
           Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated June 24, 1993 (Commission File No. 0-19036).

         Modification of Promissory Note, dated November 30, 1993, between
           Liberty Media Corporation and Tele-Communications of Colorado, Inc. Modification of Promissory Note, dated November 30, 1993, between
           Liberty Media Corporation and TCI Liberty, Inc. Amendment to Option-Put Agreement, dated November 30, 1993, between
           Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-19036).

         Agreement Regarding Purchase and Sales of Partnership Interest, dated as of March 26, 1993, between Liberty Cable Partners, Inc. and TCI Holdings, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Stock Purchase Agreement, dated as of February 18, 1992, among
           Tele-Communications, Inc., United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Theatre Holding Company, United Artists Cable Holdings, Inc., Oscar I Corporation and Oscar II Corporation.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated February 28, 1992.

                                                                     (continued)

         Amendment Agreement and Supplement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, Oscar I Corporation and Oscar II Corporation.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated May 19, 1992.

         Distribution Agreement, dated as of December 2, 1992, among Comcast
           Corporation, Comcast Storer, Inc., SCI Holdings, Inc., Storer Communications, Inc., certain subsidiaries of Storer, Tele-Communications, Inc., TCI Storer, Inc., TKR Storer Limited Partnership, TKR Cable I, Inc., TKR Cable II, Inc. and TKR Cable III, Inc.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated December 7, 1992.

         Standstill, Indemnification and Contribution Agreement, made as of November 30, 1992, by and among Tele-Communications, Inc., TCI Storer, Inc., TKR Storer Limited Partnership, Knight-Ridder Cablevision, Inc., Country Cable Co., and SCI Cable Partners.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated December 7, 1992.

         Tax Sharing Agreement, dated as of December 2, 1992, by and among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II, Inc., TKR Cable III, Inc., Tele-Communications, Inc., Comcast Corporation and certain subsidiaries of Storer.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated December 7, 1992.

         Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
             Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 15, 1994.


21- Subsidiaries of the Registrant.

23- Consent of KPMG Peat Marwick.

*Constitutes management contract or compensatory arrangement.


(b)      Reports on Form 8-K filed during the quarter ended December 31, 1993:

                              Item
 Date of Report             Reported      Financial Statements Filed
 --------------             --------      --------------------------
October 26, 1993            Item 5        Liberty Media Corporation:
                                            Years ended December 31, 1992, nine
                                              months ended December 31, 1991,
                                              three months ended March 31, 1991
                                              and year ended December 31, 1991
                                            Six months ended June 30, 1993 and
                                              1992 (unaudited)

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Tele-Communications, Inc.:

Under date of March 21, 1994, we reported on the consolidated balance sheets of Tele-Communications, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes.




                                              /s/ KPMG PEAT MARWICK
                                                  KPMG Peat Marwick



Denver, Colorado
March 21, 1994

                                                                     Schedule II

                          TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                   Amounts Receivable from Related Parties
                   and Employees Other Than Related Parties

                 Years ended December 31, 1993, 1992 and 1991


                        Balance at                                  Balance
                        beginning                                   at end
Name of debtor           of year      Additions     Deductions      of year
- --------------          ----------    ---------     ----------      -------
                                         amounts in millions
Year ended
  December 31, 1993:
    Russ Skinner           $0.2             --            --           0.2 (1)
                           ====           ====          ====          ====

Year ended
  December 31, 1992:
    Russ Skinner           $0.2             --            --           0.2
                           ====           ====         =====          ====

Year ended
  December 31, 1991:
    Russ Skinner           $0.2             --            --           0.2
    Arthur Lee               --            0.2          (0.2)           --
    Ron Rierson             0.1             --          (0.1)           --
                           ----           ----          ----          ----

                           $0.3            0.2          (0.3)          0.2
                           ====           ====          ====          ====



(1) This note receivable is due in 2003 or upon sale of certain property and has no stated interest rate. Interest will be based upon appreciation of the underlying property.

Note - Amounts include accrued interest on note receivable balances.

                                                                    Schedule III
                                                                     Page 1 of 3


                          TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                       Condensed Information as to the
                     Financial Position of the Registrant

                          December 31, 1993 and 1992



Assets                                                    1993     1992*
- ------                                                    ----     ----
                                                       amounts in millions

Cash                                                    $    4       79

Investments in and advances to consolidated
  subsidiaries - eliminated upon consolidation           7,560    4,795

Property and equipment, at cost                             40       27
  Less accumulated depreciation                             16       12
                                                        ------    -----
                                                            24       15
                                                        ------    -----

Other assets, at cost, net of amortization                  44       32
                                                        ------    -----

                                                        $7,632    4,921
                                                        ======    =====

Liabilities and Stockholders' Equity
- ------------------------------------

Accrued liabilities                                     $  324      188
Debt                                                     5,178    2,897
                                                        ------    -----
    Total liabilities                                    5,502    3,085

Redeemable preferred stocks                                 18      110

Stockholders' equity (see detail on page II-15)          2,112    1,726
                                                        ------    -----

                                                        $7,632    4,921
                                                        ======    =====

Guarantee (see Schedule VII)                            $   44
                                                        ======



*Restated - see notes 1, 3 and 10 to consolidated financial statements.

                                                                    Schedule III
                                                                     Page 2 of 3


                          TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                       Condensed Information as to the
                         Operations of the Registrant

                 Years ended December 31, 1993, 1992 and 1991


                                                         1993     1992*    1991*
                                                         ----     ----     ----
                                                           amounts in millions

Management costs reimbursed by subsidiaries             $  98      106       54
                                                        -----    -----    -----
Operating expenses (income):
  Selling, general and administrative                     134       99       50
  Interest expense                                        369      226      164
  Interest income, principally from
    consolidated subsidiaries                            (370)    (232)    (165)
  Depreciation and amortization                             8        5        3
  Gain on disposition of assets                           (43)      (2)      --
  Loss on early extinguishment of debt                     --       10        2
                                                        -----    -----    -----
                                                           98      106       54
                                                        -----    -----    -----

    Earnings from operations before
      share of losses of
      consolidated subsidiaries                            --       --       --

Share of losses of
  consolidated subsidiaries, including
  loss from discontinued operations                        (7)      (8)     (97)
                                                        -----    -----    -----


    Net loss                                            $  (7)      (8)     (97)
                                                        =====    =====    =====



*Restated - see notes 1, 3 and 10 to consolidated financial statements.

                                                                    Schedule III
                                                                     Page 3 of 3


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                    Condensed Information as to Cash Flows
                               of the Registrant

                 Years ended December 31, 1993, 1992 and 1991


                                                         1993     1992     1991
                                                         ----     ----     ----
                                                          amounts in millions
Cash flows from operating activities:
  Earnings before share of losses of
    consolidated subsidiaries, including
    loss from discontinued operations                  $   --       --       --
  Adjustments to reconcile loss to net
    cash provided by operating activities:
      Depreciation and amortization                         8        5        3
      Loss on early extinguishment of debt                 --       10        2
      Gain on disposition of assets                       (43)      (2)      --
      Amortization of debt discount                        27       26       15
      Change in accrued liabilities                       136       90       40
                                                       ------    -----    -----
        Net cash provided by
          operating activities                            128      129       60
                                                       ------    -----    -----

Cash flows from investing activities:
  Reduction in or additional
    investments in and advances to
    consolidated subsidiaries, net                     (2,723)  (1,036)    (508)
  Proceeds on disposition of assets                       111       12       --
  Capital expended for property and
    equipment and other assets, net                       (38)     (25)     (19)
                                                       ------    -----    -----
        Net cash used by
          investing activities                         (2,650)  (1,049)    (527)
                                                       ------    -----    -----

Cash flows from financing activities:
  Borrowings of debt                                    3,274    2,327    1,996
  Repayment of debt                                      (735)  (1,332)  (1,512)
  Preferred stock dividends                                (2)     (15)      --
  Repurchase of preferred stock                           (92)      (5)      --
  Issuances of common stock                                 6        7        2
  Repurchases of common stock                              (4)     (19)      (9)
                                                       ------    -----    -----
        Net cash provided by
          financing activities                          2,447      963      477
                                                       ------    -----    -----

            Increase (decrease) in cash                   (75)      43       10

            Cash at beginning of year                      79       36       26
                                                       ------    -----    -----

            Cash at end of year                        $    4       79       36
                                                       ======    =====    =====

Supplemental disclosure of cash flow information -
  Cash paid during the year for interest               $  257      177      142
                                                       ======    =====    =====



See also note 2 to the consolidated financial statements.

                                                                      Schedule V


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                            Property and Equipment

                 Years ended December 31, 1993, 1992 and 1991



                            Balance at             Retire-             Balance
                            beginning   Additions   ments               at end
Classification               of year*   at cost*   or sales*   Other   of year*
- --------------               -------    -------    --------    -----   -------
                                            amounts in millions
 Year ended
  December 31, 1993:
    Land                     $   71          1         (1)       2        73
    Distribution systems      6,075        899       (323)     (22)    6,629
    Support equipment
      and buildings             712        120        (29)      15       818
                             ------     ------     ------     ----    ------
                             $6,858      1,020       (353)      (5)    7,520
                             ======     ======     ======     ====    ======

Year ended:
  December 31, 1992:
    Land                      $   59         10         (2)       4        71
    Distribution systems       5,191      1,075       (151)     (40)    6,075
    Support equipment
      and buildings              598        123        (33)      24       712
                              ------     ------     ------     ----    ------
                              $5,848      1,208       (186)     (12)    6,858
                              ======     ======     ======     ====    ======


Year ended
  December 31, 1991:
    Land                      $   66          1         (8)      --        59
    Distribution systems       4,976        551       (336)      --     5,191
    Support equipment
      and buildings              528        118        (48)      --       598
                              ------     ------     ------     ----    ------
                              $5,570        670       (392)      --     5,848
                              ======     ======     ======     ====    ======




*Restated and Reclassified - see notes 1 and 10 to consolidated financial statements.

Note - Columns which would have been answered "none" have been omitted.

                                                                     Schedule VI


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                          Accumulated Depreciation of
                            Property and Equipment

                 Years ended December 31, 1993, 1992 and 1991



                                         Additions
                             Balance at   charged                      Balance
                             beginning   to profit    Retire-           at end
Description                  of year*    and loss*    ments*   Other*  of year*
- -----------                  ----------  ---------    -------  ------  --------
                                            amounts in millions
Year ended
  December 31, 1993:
    Distribution systems      $1,993         544        (315)     --    2,222
    Support equipment
      and buildings              303          78         (18)     --      363
                              ------      ------      ------   -----   ------
                              $2,296         622        (333)     --    2,585
                              ======      ======      ======   =====   ======

Year ended
  December 31, 1992:
    Distribution systems      $1,536         445        (142)    154    1,993
    Support equipment
      and buildings              231          67         (22)     27      303
                              ------      ------      ------   -----   ------
                              $1,767         512        (164)    181**  2,296
                              ======      ======      ======   =====   ======


Year ended
  December 31, 1991:
    Distribution systems      $1,230         467        (155)     (6)   1,536
    Support equipment
      and buildings              184          62         (19)      4      231
                              ------      ------      ------   -----   ------
                              $1,414         529        (174)     (2)   1,767
                              ======      ======      ======   =====   ======




*Restated and Reclassified - see notes 1 and 10 to consolidated financial statements.

**Amount represents the historical accumulated depreciation of the Storer assets received by the Holding Companies in the Split-Off (see note 4 to the consolidated financial statements).

                                                                    Schedule VII


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                   Guarantees of Securities of Other Issuers

                               December 31, 1993


                                 Title of issue
Name of issuer of securities     of each class     Total amount       Nature
  guaranteed by person for       of securities    guaranteed and        of
  which statement is filed         guaranteed      outstanding       guarantee
- ----------------------------     --------------   --------------     ---------
                                                amounts in millions
Parent company guarantee:
  ARP Partnership                 General             $  1         Letter of
                                    liabilities                      credit

  TCG Partners                    General                9         Letter of
                                    liabilities                      credit

  Reiss Media Enterprises, Inc.   Bank loan              3         Funding
                                                                     commitment

  London South Cable              Bank loan                        Principal and
    Partnership and Avon                                             interest
    Cable Limited Partnership                           31
                                                      ----

                                                      $ 44
                                                      ====

Subsidiaries' guarantees:

  Tempo Satellite, Inc.           Construction        $125         Payment of
                                    liability                        obligations

  Robin Media Group, Inc.         Bank loan             30         Principal and
                                                                     interest

  Interactive Network, Inc.       Bank loan              2         Principal and
                                                                     interest

  UA-Israel, Inc.                 Bank loan              5         Principal and
                                    and general                      interest
                                    liabilities                      and payment
                                                                     obligations

  UA-Malta, Inc.                  Bank loan              5         Principal and
                                    and general                      interest
                                    liabilities                      and payment
                                                                     obligations

  Tevel Israel International      General                          Letter of
    Communications, Ltd.            liabilities          1           credit

  E! Entertainment                Building                         Lease
    Television, Inc.                lease                1           guarantee

  United Artists Properties I     Bank loan             12         Principal and
                                                                     interest

  United Artists Properties II    Bank loan             12         Principal and
                                                      ----           interest

                                                      $193
                                                      ====


Note - Columns which would have been answered "none" have been omitted.

                                                                   Schedule VIII


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1993, 1992 and 1991


                                              Additions   Deductions
                                              ---------   ----------
                                 Balance at   Charged to   Write-offs   Balance
                                 beginning      profit       net of     at end
Description                       of year*    and loss*    recoveries*  of year*
- -----------                      ----------   ----------   ----------   -------
                                              amounts in millions
Year ended
  December 31, 1993:
    Allowance for doubtful
      receivables - trade           $15           58          (54)         19
                                    ===          ===          ===         ===
Year ended
   December 31, 1992:
    Allowance for doubtful
      receivables - trade           $16           45          (46)         15
                                    ===          ===          ===         ===
Year ended
  December 31, 1991:
    Allowance for doubtful
      receivables - trade           $11           46          (41)         16
                                    ===          ===          ===         ===




*Reclassified - see note 1 to consolidated financial statements.

                                                                     Schedule IX


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

                             Short-Term Borrowings

                 Years ended December 31, 1993, 1992 and 1991


                            End of Year                   During the year
                       ----------------------   ------------------------------------
Category of                          Weighted                               Weighted
aggregate                            average      Maximum       Average     average
short-term               Amount      interest     amount        amount      interest
borrowing              Outstanding     rate     outstanding   outstanding     rate
- ----------             -----------   --------   -----------   -----------   --------
                                           amounts in millions,
                                        except percentage amounts
Year ended
  December 31, 1993 -
    Commercial paper      $ 44         3.94%       $  306        $128         3.75%
                          ====         ====        ======        ====         ====

Year ended
  December 31, 1992 -
    Commercial paper      $ 62         3.70%       $  266        $171         4.55%
                          ====         ====        ======        ====         ====

Year ended
  December 31, 1991 -
    Commercial paper      $ 47         5.70%       $  188         110         6.31%
                          ====         ====        ======        ====         ====

                                                                      Schedule X


                           TELE-COMMUNICATIONS, INC.
                               AND SUBSIDIARIES

               Supplementary Statement of Operations Information

                 Years ended December 31, 1993, 1992 and 1991


                                                   Charged to expense
                                                 ----------------------
                                                 1993     1992*    1991*
                                                 ----     ----     ----
                                                  amounts in millions

Maintenance and repairs                          $ 45       43       37
                                                 ====     ====     ====

Amortization:
  Franchise costs                                $258      230      207
  Other                                            31       22       20
                                                 ----     ----     ----

                                                 $289      252      227
                                                 ====     ====     ====

Taxes, other than
  payroll and income                             $203      170       97
                                                 ====     ====     ====

Royalties -
  Copyright fees                                 $ 43       40       28
                                                 ====     ====     ====


Advertising costs                                $ 20       21       36
                                                 ====     ====     ====



*Restated and Reclassified - see notes 1 and 10 to consolidated financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELE-COMMUNICATIONS, INC.



                                        By      /s/ JOHN C. MALONE
                                          -------------------------------
                                                    John C. Malone
                                                    President and
                                               Chief Executive Officer

Dated:  March 25, 1994


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                      Title                           Date
         ---------                      -----                           ----
 /s/ BOB MAGNESS                Chairman of the Board              March 25, 1994
- ---------------------------       and Director
     Bob Magness




 /s/ JOHN C. MALONE             President, Chief Executive         March 25, 1994
- ---------------------------       Officer and Director
     John C. Malone




 /s/ KIM MAGNESS                Director                           March 25, 1994
- ---------------------------
     Kim Magness




 /s/ D. F. FISHER               Executive Vice President           March 25, 1994
- ---------------------------       and Director
     D. F. Fisher               (Principal Financial Officer)





 /s/ GARY K. BRACKEN            Senior Vice President              March 25, 1994
- ---------------------------       and Controller
     Gary K. Bracken            (Principal Accounting Officer)


                                 EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

         The Restated Certificate of Incorporation, dated July 19, 1979, as amended on June 12, 1980, June 18, 1981, June 9, 1983, May 20, 1986,
           June 12, 1987, January 14, 1988, November 4, 1991, December 2, 1991,
           December 2, 1991, December 27, 1991, April 3, 1992, February 8, 1993, March 19, 1993 and July 23, 1993.

         The Bylaws as Amended and Restated July 19, 1979, with amendments
           April 8, 1980 and October 29, 1987.
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, as amended by Form 8 amendment dated June 16, 1988. (Commission File
               No. 0-5550)

10 - Material Contracts:

         Tele-Communications, Inc. 1992 Stock Incentive Option Plan.*
           Incorporated herein by reference to the Company's definitive
             Proxy Statement, dated May 21, 1992. (Commission File No. 0-5550)

         Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and Bob Magness.*
           Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Restated and Amended Employment Agreement, dated as of November 1,
           1992, between the Company and John C. Malone.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of November 1, 1992, between
           Tele-Communications, Inc. and J. C. Sparkman.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of January 1, 1992, between
           Tele-Communications, Inc. and Donne F. Fisher.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Restricted Stock Award Agreement, made as of December 10, 1992, among
           Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Deferred Compensation Plan for Non-Employee Directors, effective on
           November 1, 1992.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of November 1, 1992 between
           Tele-Communications, Inc. and Fred A. Vierra.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A (amendment #1) for the year ended December 31, 1992.

         Employment Agreement, dated as of September 1, 1983, by and between
           United Artists Communications, Inc. and Robert A.  Naify.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by Form 8 amendments dated April 7, 1992, April 14, 1992, October 26, 1992, October 27, 1992 and March 2, 1993.

         Form of 1992 Non-Qualifed Stock Option and Stock Appreciation Rights
           Agreement.*

         Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights
           Agreement.*

         Non-Qualifed Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H. Kern.*

         Form of Indemnification Agreement.*

         Qualified Employee Stock Purchase Plan of Tele-Communications, Inc.,
           as amended.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8.  (Commission File
               No. 33-59058)

         Letter Agreement dated September 16, 1992, among Tele-Communications,
           Inc., Time Warner Entertainment Company, L.P., Daniels
           Communications, Inc., Cablevision Equities III and Liberty of Denver, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated September 24, 1992. (Commission File No. 0-19036)

         Letter of Intent, dated September 16, 1992, among Robert L. Johnson,
           Tele-Communications, Inc., Liberty of Denver, Inc. and Daniels Communications, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated September 24, 1992. (Commission File No. 0-19036)

         Community Cable Television General Partnership Agreement, dated as of
           January 30, 1992, by and between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated January 12, 1993.
               (Commission File No. 0-19036)

         Amendment to Community Cable Television General Partnership Agreement, dated as of December 29, 1992, by and between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated January 12, 1993.
               (Commission File No. 0-19036)

         Second Amendment to Community Cable Television General Partnership
           Agreement, dated March 12, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Agreement to Purchase and Sell Partnership Interests, dated as of January 29, 1993, among Mile Hi Cable Partners, L.P., Mile Hi Cablevision, Inc., Time Warner Entertainment Company, L.P., Daniels & Associates Partners Limited, Daniels Communications, Inc., Cablevision Associates, Ltd., and John Yelenick and Maria Garcia-Berry, as agents for the limited partners.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated March 24, 1993.
               (Commission File No. 0-19036)

         Loan and Security Agreement, dated January 28, 1993, among Community
           Cable Television and Robert L. Johnson, the Paige Johnson Trust and the Brett Johnson Trust.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated March 24, 1993.
               (Commission File No. 0-19036)

         Agreement of Limited Partnership, dated as of January 28, 1993 among
           P & B Johnson Corp., Community Cable Television and Daniels Communications, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated March 24, 1993.
               (Commission File No. 0-19036)

         Assignment and Assumption Agreement, dated December 29, 1992, among
           Liberty Cable Partner, Inc., Community Cable Television and Intermedia Partners.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Assignment and Assumption Agreement, dated December 29, 1992, among
           Liberty Cable Partner, Inc. Community Cable Television and Robin Cable Systems of Tucson.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Recapitalization Agreement, dated March 26, 1993, among Liberty Media
           Corporation, TCI Liberty, Inc. and Tele-Communications of Colorado, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Amendment to Recapitalization Agreement, dated June 3, 1993, between
           Liberty Media Corporation, TCI Liberty and Tele-Communications of Colorado, Inc.
         $18,539,442 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         $66,900,000 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         $10,052,000 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         $86,105,000 Promissory Note, dated June 3, 1993, from Liberty Media
           Corporation to Tele-Communications of Colorado, Inc.
         Pledge and Security Agreement, dated June 3, 1993, between Liberty
           Cable Partner, Inc. and Tele-Communications of Colorado, Inc.
         Stock Pledge and Security Agreement, dated June 3, 1993, between
           Liberty Capital Corp. and Liberty Cable, Inc., and Tele-Communications of Colorado, Inc.
         Option-Put Agreement, dated June 3, 1993, between Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
         Assignment and Assumption Agreement, dated June 3, 1993, between
           Liberty Cable Partner, Inc. and TCI Holdings, Inc.
         Option Agreement dated June 3, 1993, between TCI Holdings, Inc. and
           Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Current Report on Form 8-K, dated June 24, 1993 (Commission File No. 0-19036).

         Modification of Promissory Note, dated November 30, 1993, between
           Liberty Media Corporation and Tele-Communications of Colorado, Inc. Modification of Promissory Note, dated November 30, 1993, between
           Liberty Media Corporation and TCI Liberty, Inc.
         Amendment to Option-Put Agreement, dated November 30, 1993, between
           Tele-Communications of Colorado, Inc. and Liberty Cable Partner, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-19036).

         Agreement Regarding Purchase and Sales of Partnership Interest, dated as of March 26, 1993, between Liberty Cable Partners, Inc. and
           TCI Holdings, Inc.
             Incorporated herein by reference to Liberty Media Corporation's
               Annual Report on Form 10-K for the year ended December 31, 1992. (Commission File No. 0-19036)

         Stock Purchase Agreement, dated as of February 18, 1992, among
           Tele-Communications, Inc., United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Theatre Holding Company, United Artists Cable Holdings, Inc., Oscar I Corporation and Oscar II Corporation.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated February 28, 1992.

         Amendment Agreement and Supplement, dated as of May 12, 1992, by and among Tele-Communications, Inc., United Artists Entertainment Company, United Artists Holdings, Inc., United Artists Cable Holdings, Inc., United Artists Theatre Holding Company, Oscar I Corporation and Oscar II Corporation.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated May 19, 1992.

         Distribution Agreement, dated as of December 2, 1992, among Comcast
           Corporation, Comcast Storer, Inc., SCI Holdings, Inc., Storer Communications, Inc., certain subsidiaries of Storer, Tele-Communications, Inc., TCI Storer, Inc., TKR Storer
           Limited Partnership, TKR Cable I, Inc., TKR Cable II, Inc. and TKR Cable III, Inc.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated December 7, 1992.

         Standstill, Indemnification and Contribution Agreement, made as of November 30, 1992, by and among Tele-Communications, Inc., TCI Storer, Inc., TKR Storer Limited Partnership, Knight-Ridder Cablevision, Inc., Country Cable Co., and SCI Cable Partners.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated December 7, 1992.

         Tax Sharing Agreement, dated as of December 2, 1992, by and among Storer Communications, Inc., TKR Cable I, Inc., TKR Cable II,
           Inc., TKR Cable III, Inc., Tele-Communications, Inc., Comcast Corporation and certain subsidiaries of Storer.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Current Report on Form 8-K, dated December 7, 1992.

         Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
             Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 15, 1994.


21- Subsidiaries of the Registrant.

23- Consent of KPMG Peat Marwick.

*Constitutes management contract or compensatory arrangement.