Form 10-Q
period 1994-03-31
TELE COMMUNICATIONS INC
filed 1994-05-13
CIK 96903

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1994

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 0-5550


                           TELE-COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)


            State of Delaware                                  84-0588868
- ------------------------------------                       -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)


5619 DTC Parkway
Englewood, Colorado                                               80111
- ----------------------------------------                   -------------------
(Address of principal executive offices)                        (Zip Code)


         Registrant's telephone number, including area code: (303) 267-5500



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----


         The number of shares outstanding of the Registrant's common stock (net of shares held in treasury), as of May 1, 1993, was:

                 Class A common stock - 403,772,855 shares; and
                   Class B common stock - 47,258,787 shares.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                   March 31,      December 31,
Assets                                               1994             1993
- ------                                             ---------      ------------
                                                       amounts in millions
Cash                                                $    51               1

Trade and other receivables, net                        234             232

Investment in Liberty Media Corporation
  ("Liberty") (note 4)                                  507             489

Investments in other affiliates, accounted for
  under the equity method, and related
  receivables (note 5)                                  693             645

Investment in Turner Broadcasting System, Inc.
  (note 6)                                              786             491

Property and equipment, at cost:
  Land                                                   73              73
  Distribution systems                                6,851           6,629
  Support equipment and buildings                       850             818
                                                    -------          ------
                                                      7,774           7,520
  Less accumulated depreciation                       2,748           2,585
                                                    -------          ------
                                                      5,026           4,935
                                                    -------          ------

Franchise costs                                      10,628          10,620
  Less accumulated amortization                       1,487           1,423
                                                    -------          ------
                                                      9,141           9,197
                                                    -------          ------

Other assets, at cost, net of amortization              620             530
                                                    -------          ------

                                                    $17,058          16,520
                                                    =======          ======


                                                                     (continued)

                    TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (unaudited)



                                                   March 31,      December 31,
Liabilities and Stockholders' Equity                 1994             1993
- ------------------------------------               ---------      ------------
                                                       amounts in millions
Accounts payable                                    $   156             124

Accrued interest                                        131             157

Other accrued expenses                                  556             500

Debt (note 7)                                        10,008           9,900

Deferred income taxes                                 3,456           3,310

Other liabilities                                        97             114
                                                    -------          ------

    Total liabilities                                14,404          14,105
                                                    -------          ------

Minority interests in equity
  of consolidated subsidiaries                          300             285

Redeemable preferred stocks                              --              18

Stockholders' equity (note 8):
  Preferred stock, $1 par value.
    Authorized 10,000,000 shares; issued and
    outstanding 6,201 shares of redeemable
    preferred stocks in 1993                             --              --
  Class A common stock, $1 par value.
    Authorized 1,000,000,000 shares;
    issued 483,106,459 shares in 1994
    and 481,837,347 shares in 1993                      483             482
  Class B common stock, $1 par value.
    Authorized 100,000,000 shares;
    issued 47,258,787 shares in
    1994 and 1993                                        47              47
  Additional paid-in capital                          2,310           2,293
  Cumulative foreign currency
    translation adjustment                              (28)            (29)
  Unrealized holding gains for
    available-for-sale securities                       191              --
  Accumulated deficit                                  (316)           (348)
                                                    -------          ------
                                                      2,687           2,445
  Treasury stock, at cost (79,335,038 shares
    of Class A common stock in 1994 and 1993)          (333)           (333)
                                                    -------          ------

    Total stockholders' equity                        2,354           2,112
                                                    -------          ------

Commitments and contingencies (note 9)

                                                    $17,058          16,520
                                                    =======          ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)


                                                            Three months
                                                                ended
                                                              March 31,
                                                          -----------------
                                                           1994       1993
                                                          ------     ------
                                                        amounts in millions,
                                                      except per share amounts
Revenue (note 4)                                          $1,060      1,018

Operating costs and expenses:
  Operating (note 4)                                         315        292
  Selling, general and administrative                        295        259
  Compensation relating to stock
    appreciation rights                                       --          3
  Adjustment to compensation relating to
    stock appreciation rights                                (19)        --
  Depreciation                                               163        144
  Amortization                                                72         73
                                                          ------      -----
                                                             826        771
                                                          ------      -----

    Operating income                                         234        247

Other income (expense):
  Interest expense                                          (178)      (181)
  Interest and dividend income                                10          5
  Share of earnings of Liberty (note 4)                       14         10
  Share of losses of other affiliates, net (note 5)           (9)       (14)
  Gain on disposition of assets                               --         40
  Loss on early extinguishment of debt                        (2)        (8)
  Minority interests in earnings of
    consolidated subsidiaries, net                            (2)        (4)
  Other, net                                                  (4)        (4)
                                                          ------      -----
                                                            (171)      (156)
                                                          ------      -----

    Earnings before income taxes                              63         91

Income tax expense                                           (31)       (38)
                                                          ------      -----

    Net earnings                                              32         53

Dividend requirement on
  redeemable preferred stocks                                 --         (1)
                                                          ------      -----

    Net earnings attributable
      to common shareholders                              $   32         52
                                                          ======      =====

Primary and fully diluted earnings
  attributable to common shareholders
  per common and common equivalent share (note 2)         $  .07        .11
                                                          ======      =====

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 1994
                                  (unaudited)



                                                                           Unrealized
                                                            Cumulative      holding
                                                              foreign      gains for
                               Common stock     Additional    currency     available-                              Total
                               ------------      paid-in     translation    for-sale    Accumulated   Treasury  stockholders'
                             Class A  Class B    capital     adjustment    securities     deficit      stock       equity
                             -------  -------   ----------   -----------   ----------   -----------   --------  -------------
                                                                  amounts in millions
Balance at January 1, 1994    $ 482       47        2,293         (29)          --         (348)        (333)       2,112
  Net earnings                   --       --           --          --           --           32           --           32
  Conversion of redeemable
    preferred stock               1       --           17          --           --           --           --           18
  Foreign currency
    translation adjustment       --       --           --           1           --           --           --            1
  Unrealized holding gains
    for available-for-sale
    securities                   --       --           --          --          191           --           --          191
                              -----      ---        -----        ----         ----         ----         ----        -----

Balance at March 31, 1994     $ 483       47        2,310         (28)         191         (316)        (333)       2,354
                              =====      ===        =====        ====         ====         ====         ====        =====

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                              Three months
                                                                  ended
                                                                March 31,
                                                            -----------------
                                                             1994       1993
                                                            ------     ------
                                                           amounts in millions
                                                              (see note 4)
Cash flows from operating activities:
  Net earnings                                            $    32         53
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                           235        217
      Compensation relating to stock
        appreciation rights                                    --          3
      Adjustment to compensation relating to
        stock appreciation rights                             (19)        --
      Share of earnings of Liberty                            (14)       (10)
      Share of losses of other affiliates                       9         14
      Deferred income tax expense                              13         32
      Minority interests in earnings                            2          4
      Amortization of debt discount                            --          7
      Loss on early extinguishment of debt                      2          8
      Gain on disposition of assets                            --        (40)
      Payment received on preferred stock
        investment redemption                                  --        197
      Noncash interest and dividend income                     (2)        (2)
      Other noncash charges                                     1         --
      Changes in operating assets and liabilities,
        net of the effect of acquisitions:
          Change in receivables                                 7          4
          Change in accrued interest                          (26)        27
          Change in other accruals and payables                86         (1)
                                                          -------     ------
            Net cash provided by operating activities         326        513
                                                          -------     ------

Cash flows from investing activities:
  Cash paid for acquisitions                                  (10)       (19)
  Capital expended for property and equipment                (243)      (175)
  Proceeds from disposition of assets                           8        109
  Additional investments in and
    loans to affiliates and others                            (97)      (118)
  Repayment of loans by affiliates and others                  31          3
  Other investing activities                                  (71)       (29)
                                                          -------     ------
            Net cash used in investing activities            (382)      (229)
                                                          -------     ------

Cash flows from financing activities:
  Borrowings of debt                                        1,296      2,493
  Repayments of debt                                       (1,188)    (2,692)
  Preferred stock dividends of subsidiaries                    (2)        (1)
  Preferred stock dividends                                    --         (1)
  Repurchase of preferred stock                                --        (92)
  Repurchases of common stock                                  --         (2)
                                                          -------     ------
            Net cash provided (used) by
              financing activities                            106       (295)
                                                          -------     ------

              Net increase (decrease) in cash                  50        (11)

              Cash at beginning of period                       1         34
                                                          -------     ------

              Cash at end of period                       $    51         23
                                                          =======     ======

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1994
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of Tele-Communications, Inc. and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         Certain amounts have been reclassified for comparability with the 1994 presentation.

(2)      Earnings Per Common and Common Equivalent Share

         Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (491.9 million and 468.7 million for the three months ended March 31, 1994 and 1993, respectively).

         Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (491.9 million and 468.7 million for the three months ended March 31, 1994 and 1993, respectively). Shares issuable upon conversion of the Liquid Yield OptionTM Notes and upon conversion of the Convertible Preferred Stock have not been included in the 1993 computations of weighted average shares outstanding because their inclusion would be anti- dilutive.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $204 million and $158 million for the three months ended March 31, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                 Three months ended
                                                                      March 31,
                                                                 -----------------
                                                                  1994       1993
                                                                 ------     ------
                                                                amounts in millions
                 Common stock issued upon conversion
                   of redeemable preferred stock                  $ 18         --
                                                                  ====       ====

                 Effect of foreign currency translation
                   adjustment on book value of foreign
                   equity investments                             $  1         --
                                                                  ====       ====

                 Unrealized gains, net of deferred income
                   taxes, on available-for-sale securities        $191         --
                                                                  ====       ====

                 Noncash exchange of equity investments
                   and consolidated subsidiaries for
                   consolidated subsidiary                        $ 38         --
                                                                  ====       ====

                 Cash paid for acquisitions:
                   Fair value of assets acquired                  $ 10         26
                   Liabilities assumed                              --         (7)
                                                                  ----       ----

                       Cash paid for acquisitions                 $ 10         19
                                                                  ====       ====

                 Noncash exchange of equity investment
                   for consolidated subsidiary and
                   equity investment                              $ --         19
                                                                  ====       ====

                 Noncash capital contribution to
                   Community Cable Television ("CCT") (note 4)    $ --         22
                                                                  ====       ====

                 Common stock issued upon conversion
                   of notes                                       $ --          1
                                                                  ====       ====

(4)      Investment in Liberty

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

         TCI and Liberty entered into an Option-Put Agreement (the "Option-Put Agreement"), which was amended on November 30, 1993. Under the amended Option-Put Agreement, between June 30, 1994 and September 28, 1994, and between January 1, 1996 and January 31, 1996, TCI will have the option to purchase all of Liberty's interest in CCT and a loan receivable in the amount of $50 million (the "Mile Hi Note") for an amount equal to $77 million plus interest accruing at the rate of 11.6% per annum on such amount from June 3, 1993. Between April 1, 1995 and June 29, 1995, and between January 1, 1997 and January 31, 1997, Liberty will have the right to require TCI to purchase Liberty's interest in CCT and the Mile Hi Note for an amount equal to $77 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.

         The Company purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCI (which are based upon customary rates charged to others) for such programming were $12 million and $11 million for the three months ended March 31, 1994 and 1993, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchase from TCI, at TCI's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty pays a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commission and charges for such programming were $3 million and $1 million for the three months ended March 31, 1994 and 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

In September of 1993, Encore QE Programming Corp. ("QEPC"), a wholly-owned subsidiary of Encore Media Corporation ("EMC), a 90% owned subsidiary of Liberty, entered into a limited partnership agreement with TCI Starz, Inc. ("TCIS"), a wholly-owned subsidiary of TCI, for the purpose of developing, operating and distributing STARZ!, a first-run movie premium programming service launched in the first quarter of 1994. QEPC is the general partner and TCIS is the limited partner. Losses are allocated 1% to QEPC and 99% to TCIS. Profits are allocated 1% to QEPC and 99% to TCIS until certain defined criteria are met. Subsequently, profits are allocated 20% to QEPC and 80% to TCIS. TCIS has the option, exercisable at any time and without payment of additional consideration, to convert its limited partner interest to an 80% general partner interest with QEPC's partnership interest simultaneously converting to a 20% limited partnership interest. In addition, during specific periods commencing April 1999 and April 2001, respectively, QEPC may require TCIS to purchase, or TCIS may require QEPC to sell, the partnership interest of QEPC in the partnership for a formula-based price. EMC is paid a management fee equal to 20% of "managed costs" as defined, in order to manage the service. EMC manages the service and has agreed to provide the limited partnership with certain programming under a programming agreement whereby the partnership will pay its pro rata share of the total costs incurred by EMC for such programming. The Company accounts for the partnership as a consolidated subsidiary. (See note 9.)

         Summarized unaudited financial information of Liberty for the three months ended March 31, 1994 and 1993 is as follows:


          Consolidated Operations                                 1994    1993
          -----------------------                                 ----    ----
                                                              amounts in millions
           Revenue                                                $333     179
           Operating expenses                                     (295)   (169)
           Depreciation and amortization                           (13)     (8)
                                                                  ----   -----

             Operating income                                       27       2

           Interest expense                                         (9)     (5)
           Other, net                                               (4)     13
                                                                  ----    ----

             Net earnings                                         $ 14      10
                                                                  ====    ====

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)      Investments in Other Affiliates

         Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method, are as follows:

                                                              Three months
                                                                 ended
              Combined Operations                              March 31,
              -------------------                          -----------------
                                                            1994       1993
                                                           ------     ------
                                                          amounts in millions
           Revenue                                         $  195        188
           Operating expenses                                (173)      (158)
           Depreciation and amortization                      (31)       (44)
                                                           ------     ------

             Operating loss                                    (9)       (14)

           Interest expense                                    (9)       (22)
           Other, net                                         (20)        (3)
                                                           ------     ------

             Net loss                                      $  (38)       (39)
                                                           ======     ======

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Investment in Turner Broadcasting System, Inc.

         The Company owns shares of a class of preferred stock of Turner Broadcasting System, Inc. ("TBS") which has voting rights and are convertible into shares of TBS common stock. The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer (an unrelated third party). The Company's total holdings of TBS common and preferred stocks represent an approximate 12% voting interest for those matters for which preferred and common stock vote as a single class.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company applied the new rules beginning in the first quarter of 1994. Application of the new rules resulted in an net increase of $191 million to stockholders' equity, representing the recognition of unrealized appreciation, net of taxes, for the Company's investment in equity securities determined to be available-for-sale. The majority of such securities represents the Company's investment in TBS common stock. The Company holds no material debt securities.

(7)      Debt

         Debt is summarized as follows:

                                                       March 31,     December 31,
                                                         1994            1993
                                                     -------------   ------------
                                                         amounts in millions
           Parent company debt:
             Senior notes                               $ 5,052         5,052
             Bank credit facilities                         355            80
             Commercial paper                                37            44
             Other debt                                       3             2
                                                        -------        ------
                                                          5,447         5,178

           Debt of subsidiaries:
             Bank credit facilities                       3,205         3,264
             Notes payable                                1,225         1,321
             Convertible notes (a)                           47            47
             Other debt                                      84            90
                                                        -------        ------

                                                        $10,008         9,900
                                                        =======        ======

         (a) These convertible notes, which are stated net of unamortized discount of $197 million, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1994, the notes were convertible, at the option of the holders, into an aggregate of 41,060,990 shares of Class A common stock.

         The Company's bank credit facilities and various other debt instruments generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments.

         As security for borrowings under one of its credit facilities, the Company pledged a portion of the common stock (with a quoted market value of approximately $488 million at March 31, 1994) it holds of TBS.

                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         In order to provide interest rate protection on a portion of its variable rate indebtedness, the Company has entered into various interest rate exchange agreements. The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate nonperformance by the counterparties and, in any event, such amounts were not material at March 31, 1994.

         The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $10,008 million, was $10,496 million at March 31, 1994.

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at March 31, 1994, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $109 million at March 31, 1994 to terminate the agreements.

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

         Stock Options

         The Company had an Incentive Stock Option Plan ("ISOP") which has expired. Options granted under the ISOP (prior to its expiration) have an option price equal to the fair market value on the date of grant, are all currently exercisable and expire five years from the date of grant. Options to purchase 210,508 shares of TCI Class A common stock are outstanding at March 31, 1994, with a purchase price of $17.25 per share. During the three months ended March 31, 1994, options to acquire 5,500 shares were exercised and options for 1,000 shares were cancelled.

         TCI assumed certain stock options previously granted by United Artists Entertainment Company ("UAE") to certain of its employees. These options, which are currently exercisable, represent the right, as of March 31, 1994, to acquire 167,328 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share. During the three months ended March 31, 1994, no options were exercised or cancelled. No additional options may be granted by UAE.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company has adopted the 1992 Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made with respect to a maximum of 10 million shares of Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. On November 11, 1992, stock options in tandem with stock appreciation rights to purchase 4,020,000 shares of Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $16.75 per share. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the year ended December 31, 1993, stock options covering 50,000 shares of Class A common stock were cancelled upon termination of employment. On October 12, 1993, stock options in tandem with stock appreciation rights to purchase 1,355,000 shares of TCI Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $16.75 per share. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase 600,000 shares of TCI Class A common stock were granted to two officers at a purchase price of $16.75 per share. Such options become exercisable and vest evenly over four years, first become exercisable beginning October 12, 1994 and expire on October 12, 2003. Separately from the Plan, an additional grant of stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share was made on November 12, 1993 to an individual who thereafter became a director of the Company. Twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998. Estimates of the compensation relating to these grants have been recorded through March 31, 1994, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

         Other

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

         At March 31, 1994, there were 49,356,326 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options and convertible debt securities described in this note 8 and in note 7. In addition, one share of Class A common stock is reserved for each share of Class B common stock.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)      Commitments and Contingencies

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. Such rate regulations became effective on September 1, 1993. The rate increase moratorium, which began on April 5, 1993, continues in effect through May 15, 1994. As a result of such actions, the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services. Subsequent to September 1, 1993, any cable system charging basic cable rates that exceed the FCC's benchmark rate may be required to substantiate its rates. If, as a result of this process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received since September 1, 1993.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $195 million at March 31, 1994.

         The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of
  Financial Condition and Results of Operations


(1)      Material changes in financial condition:

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

         The Company has received full investment grade status by all accredited rating agencies. Such ratings have added to the Company's ability to sell publicly greater amounts of fixed-rate debt securities with longer maturities. The increased maturities of the debt securities sold by the Company and the use of the proceeds of such sales to decrease bank borrowings are expected to improve the Company's liquidity due to decreased principal payments required in the next five years.

         The Company had approximately $772 million in unused lines of credit at March 31, 1994, excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

         As security for borrowings under one of its credit facilities, the Company pledged a portion of the common stock it holds of Turner Broadcasting System, Inc. having a quoted market value of approximately $488 million at March 31, 1994. Borrowings under this credit facility (which amounted to $250 million at March 31, 1994) are due in August of 1994. On or before such date, the Company expects to repay these borrowings.

         One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of operating income before depreciation, amortization and other noncash credits or charges ($450 million and $467 million for the three months ended March 31, 1994 and 1993, respectively) to interest expense ($178 million and $181 million for the three months ended March 31, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 253% and 258% for the three months ended March 31, 1994 and 1993, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, more than half of which results from fixed rate indebtedness.

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


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

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

         The Company believes that it has complied in all material respects with the provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), including its rate setting provisions. However, the Company's rates for regulated services are subject to review. If, as a result of this process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received since September 1, 1993. The amount of refunds, if any, which could be payable by the Company in the event that systems' rates are successfully challenged by franchising authorities is not currently estimable.

         The Company is upgrading and installing optical fiber in its cable systems at a rate such that in three years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The Company's capital budget for 1994 is $1.2 billion to provide for the continued rebuilding of its cable systems. The Company has suspended $500 million of its 1994 capital spending pending further clarification of the Federal Communications Commission's ("FCC") February 22, 1994 revised benchmark regulations and the FCC's announced intention to adopt an experimental incentive plan which would provide cable operators with incentives to upgrade their systems and offer new services.

         Management believes that net cash provided by operating activities, the Company's ability to obtain additional financing (including its available lines of credit and its access to public debt markets as an investment grade debt security issuer) and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations:

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

         The Company's new rates for Regulated Services, which were implemented September 1, 1993, are subject to review by the FCC if a complaint has been filed or the appropriate local franchising authority if such authority has been certified. The Company estimated that, on an annualized basis, implementation of the 1993 rate regulations would result in a reduction to revenue ranging from $140 million to $160 million. The Company experienced an approximate $35 million revenue reduction during the three months ended March 31, 1994.

         On February 22, 1994, the FCC announced that it had adopted revised benchmark rate regulations which will apply to rates and charges for Regulated Services on and after May 15, 1994. The text of such revised benchmark rate regulations was released on March 30, 1994. After its initial review of the effect of the FCC further rate reductions, the Company estimated that its revenue could be further decreased by approximately $144 million on an annualized basis. The estimate was based upon the FCC Executive Summary dated February 22, 1994 which stated that those cable television systems electing not to make a cost-of-service showing will be required to set their rates for Regulated Services at a level equal to the higher of the FCC's revised benchmark rates or the operator's September 30, 1992 rates minus 17 percent. Thus, the revised benchmarks may result in additional rate reductions of up to 7 percent beyond the maximum reductions established under the FCC's initial benchmark regulations. The actual reduction in revenue may differ depending on the completion of a more detailed analysis of the new rate regulations and the Company's rates and services.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations:

         The estimated reductions in revenue resulting from the FCC's actions in 1993 and 1994 are prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

         The FCC's rate regulations permit cable operators to adjust rates to account for inflation (except in cable systems that were not required to reduce their rates a full 17 percent) and increases in certain external costs, including increases in programming costs and compulsory copyright fees. However, the FCC is currently proposing that inflation increases may be required to be offset by a productivity factor.

         The revised benchmark regulations also provide a mechanism for adjusting rates when regulated tiers are affected by channel additions or deletions. The FCC has indicated that cable operators adding or deleting channels on a regulated tier will be required to adjust the per-channel benchmark for that tier based on the number of channels offered after the addition or deletion. The FCC also stated that the additional programming costs resulting from channel additions will be accorded the same external treatment as other program cost increases, and that cable operators will be permitted to recover a mark-up on their programming expenses of up to 7.5 percent.

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

         Revenue increased by approximately 4% from 1993 to 1994. Such increase was the result of growth in subscriber levels within the Company's cable television systems (4%), the effect of certain acquisitions made subsequent to March 31, 1993 (1%) and certain new services and price increases in nonregulated services (2%), net of a decrease in revenue (3%) due to rate reductions required by rate regulation implemented pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1994, the Company anticipates that it will experience a decrease in the price charged for those services that are subject to rate regulation under the 1992 Cable Act.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations:

         Operating costs and expenses have historically remained relatively constant as a percentage of revenue. However, due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. Additionally, the Company incurred $11 million in costs associated with the launch of a new premium programming service to its subscribers. The Company recorded an adjustment of $19 million in 1994 to its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of the Company's Class A common stock. The Company cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. Additionally, the Company cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the FCC's rate regulations as described below.

         The Company is a partner in certain joint ventures that are currently operating and constructing cable television and telephone systems in the United Kingdom and other parts of Europe. These joint ventures, which are accounted for under the equity method, have generated losses of which the Company's share in 1994 and 1993 amounted to $7 million and $10 million, respectively. In contrast to the Company's domestic operations, the Company's results of operations in the United Kingdom and Europe will continue to be subject to fluctuations in the applicable foreign currency exchange rates. At March 31, 1994, the Company's stockholders' equity includes a cumulative foreign currency translation loss of $28 million.

         The Company's net earnings of $32 million for the three months ended March 31, 1994 represented a decrease of $21 million as compared to the Company's net earnings (before preferred stock dividends) of $53 million for the corresponding period of 1994. Such decrease is principally the result of the aforementioned increases in operating costs in 1993 and a decrease in gain on disposition of assets, net of the increase in revenue and the adjustment to compensation relating to stock appreciation rights.

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no material legal proceedings instituted during the quarter ended March 31, 1994 to which the Company or any of its consolidated subsidiaries is a party or of which any of their property is the subject. However, subsequent to March 31, 1994, the following legal proceedings were instituted:

         Miles Whittenburg, Jr., et al., vs. Tele-Communications, Inc., et al. On April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, nine various tort claims, including but not limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         U.S. Corporate Investigations, Inc. vs. Tele-Communications, Inc., et al. On April 29, 1994, plaintiff filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc., three individuals and one non-related corporation. The action alleges, inter alia, conversion of business records, conspiracy, and malicious interference with contract and business relations. Each of the seven counts seek compensatory damages of $2,000,000 and punitive damages of $20,000,000. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         There were no material developments during the quarter ended March 31, 1994 in any of the existing legal proceedings which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits - None.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1994:


                       Date of               Item
                       Report              Reported         Financial Statements Filed
                       -------             --------         --------------------------
                 February 16, 1994          Item 5          Liberty Media Corporation -
                                                              Nine months ended
                                                                September 30, 1993

                 February 25, 1994          Item 5          None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TELE-COMMUNICATIONS, INC.





Date:  May 13, 1993                     By:  /s/ John C. Malone
                                             John C. Malone
                                               President, and Chief
                                                 Executive Officer




Date:  May 13, 1993                     By:  /s/ Donne F. Fisher
                                             Donne F. Fisher
                                               Executive Vice President




Date:  May 13, 1993                     By:  /s/ Gary K. Bracken
                                             Gary K. Bracken, Controller
                                               and Senior Vice President
                                               (Principal Financial Officer
                                                 and Chief Accounting
                                                 Officer)