Form 10-Q/A
period 1994-03-31
TELE COMMUNICATIONS INC
filed 1994-05-19
CIK 96903

                       SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D. C.  20549

                                 F O R M 10-Q/A
                                 (Amendment #1)


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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No_____



         The number of shares outstanding of the Registrant's common stock (net of shares held in treasury), as of May 1, 1993, was:

                 Class A common stock - 483,107,893 shares; and
                   Class B common stock - 47,258,787 shares.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        TELE-COMMUNICATIONS, INC.





Date:  May 18, 1994                     By: /s/ Gary K. Bracken
                                            Gary K. Bracken, Controller
                                             and Senior Vice President
                                            (Principal Financial Officer
                                              and Chief Accounting
                                              Officer)

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

         The Company had approximately $1.9 billion in unused lines of credit at March 31, 1994, excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(1)      Material changes in financial condition (continued):

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


(2)      Material changes in results of operations (continued):

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

         Revenue increased by approximately 4% from 1993 to 1994. Such increase was the result of growth in subscriber levels within the Company's cable television systems (4%), the effect of certain acquisitions made subsequent to March 31, 1993 (1%) and certain new services and price increases in nonregulated services (2%), net of a decrease in revenue (3%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In 1994, the Company anticipates that it will experience a decrease in the price charged for those services that are subject to rate regulation under the 1992 Cable Act.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INC. AND SUBSIDIARIES


(2)      Material changes in results of operations (continued):

         Operating costs and expenses have historically remained relatively constant as a percentage of revenue. However, due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expeditures and depreciation expense have increased. Additionally, the Company incurred $11 million in costs associated with the launch of a new premium programming service to its subscribers. The Company recorded an adjustment of $19 million in 1994 to its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of the Company's Class A common stock. The Company cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. Additionally, the Company cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the FCC's rate regulations as described below.

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

         The Company's net earnings of $32 million for the three months ended March 31, 1994 represented a decrease of $21 million as compared to the Company's net earnings (before preferred stock dividends) of $53 million for the corresponding period of 1993. Such decrease is principally the result of the aforementioned increases in operating costs in 1994 and a decrease in gain on disposition of assets, net of the increase in revenue and the adjustment to compensation relating to stock appreciation rights.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TELE-COMMUNICATIONS, INC.



Date:  May 13, 1994                       By:   /s/ JOHN C. MALONE
                                             _____________________________
                                                John C. Malone
                                                  President, and Chief
                                                    Executive Officer



Date:  May 13, 1994                       By:   /s/ DONNE F. FISHER
                                             _____________________________
                                                Donne F. Fisher
                                                  Executive Vice President





Date:  May 13, 1994                       By:   /s/ GARY K. BRACKEN
                                             _____________________________
                                                Gary K. Bracken, Controller
                                                  and Senior Vice President
                                                  (Principal Financial Officer
                                                     and Chief Accounting
                                                     Officer)