Form 10-K/A
period 1993-12-31
TELE COMMUNICATIONS INC
filed 1994-05-24
CIK 96903

                       SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D. C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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





                                        TELE-COMMUNICATIONS, INC.





Date:  May 23, 1994                     By:      /s/ Gary K. Bracken
                                             ___________________________
                                             Gary K. Bracken, Controller
                                              and Senior Vice President
                                            (Principal Financial Officer
                                            and Chief Accounting Officer)

                          TELE-COMMUNICATIONS, INC.
                       1993 ANNUAL REPORT ON FORM 10-K

                              Table of Contents

                                                                          Page
                                                                          ----
                                    PART I

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . .   I-1

Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . .   I-16


Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   I-17


Item 4.    Submission of Matters to a Vote of Security Holders  . . . .   I-19



                                   PART II

Item 5.    Market for Registrant's Common Euity and
             Related Stockholder Matters  . . . . . . . . . . . . . . .  II-1

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . .  II-2

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . .  II-4

Item 8.    Financial Statements and Supplementary Data  . . . . . . . .  II-12

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . . . . .  II-12


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . III-1

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . III-4

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management . . . . . . . . . . . . . . . . . . . . . . III-11

Item 13.   Certain Relationships and Related Transactions . . . . . . . III-16


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .  IV-1

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

         Service Charges. The Company reconfigured its service offerings as contemplated by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The Company offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels) and a broader "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic" generally ranges from $8.00 to $11.00, and the monthly service fee for the "expanded" tier generally ranges from $10.00 to $12.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" or "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $12.00 to $14.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) and pay-per-view movies offered separately at $1.00 to $5.00 per month or per movie and certain pay-per-view events offered separately at $10.00 to $40.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. The Company does not generally require basic subscribers to "buy-through" the "expanded" service to receive a Pay-TV service in its systems.

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

As noted above, TCI operates substantially all of its consolidated cable television systems through five regional operating divisions -- Central, East, Great Lakes, Southeast and West. The following table sets forth certain statistical data of TCI's regional operating divisions as of December 31, 1993:



                                  Homes       Basic            Basic             Pay-TV               Pay
Division                          passed   subscribers      penetration (1)   subscriptions (2)   penetration (3)
- - --------                          ------   -----------      ---------------   -----------------   ---------------
                                                (amounts in millions, except for percentages)
Central (4)                        3.7         2.0            54%                2.0                100%

East (5)                           3.1         1.9            61%                2.0                105%

Great Lakes (6)                    3.6         2.0            56%                1.8                 90%

Southeast (7)                      3.0         1.6            53%                1.5                 94%

West (8)                           4.0         2.3            58%                2.2                 96%
                                  ----        ----                              ----
    Total                         17.4         9.8            56%                9.5                 97%
                                  ====        ====                              ====



(1) Calculated by dividing the number of basic subscribers by the number of homes passed.



(2) A basic customer may subscribe to one or more Pay-TV services and the number of Pay-TV subscriptions reflected represents the total number of such subscriptions to Pay-TV services.



(3) Calculated by dividing the number of Pay-TV subscriptions by the number of basic subscribers.



(4) Central includes cable television systems located in Colorado, Kansas, Nebraska, New Mexico, North Dakota, Oklahoma, South Dakota, Texas and Wyoming.



(5) East includes cable television systems located in Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Puerto Rico, Rhode Island and Vermont.



(6) Great Lakes includes cable television systems located in Illinois, Indiana, Kentucky, Michigan, Minnesota, Ohio and West Virginia.



(7) Southeast includes cable television systems located in Alabama, Arkansas, Florida, Georgia, Iowa, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.



(8) West includes cable television systems located in Arizona, California, Idaho, Nevada, Montana, Oregon, Utah and Washington.




At December 31, 1993, the Company's Central, East, Great Lakes, Southeast and West divisions operated approximately 53,000, 33,000, 47,000, 43,000 and 44,000 miles, respectively, of coaxial and fiber optic cable distribution systems.

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

         On February, 1994, United Artists European Holdings, Ltd. ("UAEH"), a wholly-owned subsidiary of the Company, merged all of the issued share capital and loan stock of each of the following of its wholly-owned subsidiaries into Flextech p.l.c. ("Flextech"), a United Kingdom cable programming corporation:
Bravo Classic Movies Limited, United Artists Limited (Children's Channel), United Artists Investments Limited and United Artists Entertainment Limited (Programming) (collectively, "The European Programming Assets"). In addition to the European Programming Assets, UAEH agreed to make available to Flextech an additional L.36.5 million in working capital. The working capital will be provided as needed and will be used to fund Flextech's programming interests through the early stages of their development. Flextech's shares trade publicly on the Unlisted Securities Market of the London Stock Exchange. In the Merger, UAEH received 52,356,707 ordinary shares of Flextech stock, representing an approximate 60% interest in Flextech subsequent to the closing of the Merger.


         The Company has entered into long-term agreements with substantially all of its program suppliers in order to obtain favorable rates for programming and to protect the Company from unforeseen future increases in the Company's cost of programming.


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

         On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes passed nationwide that a cable operator may reach through its cable systems) to 40 percent of the first 75 activated channels on each of the operator's systems. The rules provide for the use of two additional channels or a 45 percent limit whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services. These rules, which currently are subject to petitions for reconsideration pending before the FCC, may limit carriage of programming services in which the Company or Liberty has an interest on certain systems of cable operators affiliated with the Company. As new affiliated programming is proposed to be added in a particular system, the Company will be required to analyze the channel limits specific to such system and, as a result of such analysis, may be precluded from adding new affiliated programming.


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

         Customer Service/Technical Standards. As required by the 1992 Cable Act, the FCC has adopted comprehensive regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

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

                                            Class A               Class B
                                         --------------        --------------
                                         High       Low        High       Low
                                         ----       ---        ----       ---
         1992:
         ---
         First quarter                  18-1/8     15-3/8     17-3/4     15-1/2
         Second quarter                 20         16-1/8     19-1/2     16-1/4
         Third quarter                  20-7/8     16-3/4     20-3/4     17
         Fourth quarter                 22         16-1/2     21-3/4     16-1/2

         1993:
         ---
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
- - ---------------

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

                                                                     (continued)

                                           Years ended December 31,
                                  ------------------------------------------
                                   1993     1992*   1991 *   1990 *   1989 *
                                  ------   ------   ------   ------   ------
                                  amounts in millions, except per share data
Summary of
- - ----------
 Operations Data:
 ---------------

Revenue                          $ 4,153    3,574    3,214    2,940    2,358

Operating income                 $   916      864      674      546      455

Earnings (loss) from:
  Continuing operations          $    (7)       7      (78)    (191)    (262)
  Discontinued operations             --      (15)     (19)     (63)      (3)
                                 -------   ------   ------   ------   ------
                                      (7)      (8)     (97)    (254)    (265)
Dividend requirement on
  redeemable preferred
  stocks                              (2)     (15)      --       --       --
                                 -------    -----   ------   ------   ------

Net loss attributable
  to common shareholders         $    (9)     (23)     (97)    (254)    (265)
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

____________________

* Restated and reclassified - see notes to consolidated financial statements included in Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Summary of Operations

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

         On February 22, 1994, the FCC announced that it had adopted revised benchmark rate regulations which will apply to rates and charges for Regulated Services on and after the effective date of these rules. After its initial review of the effect of the FCC further rate reductions, the Company estimated that its revenue could be further decreased by approximately $144 million on an annualized basis. The estimate was based upon the FCC Executive Summary dated February 22, 1994 which stated that those cable television systems electing not to make a cost-of-service showing will be required to set their rates for Regulated Services at a level equal to the higher of the FCC's revised benchmark rates or the operator's September 30, 1992 rates minus 17 percent. Thus, the revised benchmarks may result in additional rate reductions of up to 7 percent beyond the maximum reductions established under the FCC's initial benchmark regulations. Although the text of the FCC's revised benchmark regulation has not been released, it is currently anticipated that the rules will take effect on or about May 15, 1994. The actual reduction in revenue may differ depending on the terms of the final regulations and the completion of a more detailed analysis of the new rate regulations and the Company's rates and services.

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


         On February 22, 1994, the FCC also adopted interim "cost-of-service" rules governing attempts by cable operators to justify higher than benchmark rates based on unusually high costs. Under this methodology, cable operators may recover, through the rates they charge for Regulated Services, their normal operating expenses plus an interim rate of return of 11.25%, which rate may be subject to change in the future.


         Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations will have a material adverse effect on its results of operations.

         Other Income and Expense

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


         Interest and dividend income was $34 million, $69 million and $53 million in 1993, 1992 and 1991, respectively. Included in the 1992 and 1991 amounts was $30 million and $26 million, respectively, earned on the preferred stock investment that was repurchased by a subsidiary of SCI in 1992 (see note 4 to the consolidated financial statements). In connection with such repurchase, the Company received a premium amounting to $14 million which has been separately reflected in the accompanying consolidated statements of operations.


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


         The Company's earnings from continuing operations (before preferred stock dividends) for 1992 of $7 million represented an improvement as compared to the Company's loss from continuing operations of $78 million for the corresponding period of 1991 due primarily to improved operating results by the Company in its cable television business. Also, the general decline in interest rates had a positive impact on the Company's net results.


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

         Liquidity and Capital Resources

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

         The Company had approximately $2.2 billion in unused lines of credit at December 31, 1993, excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined). Based upon preliminary calculations, the Company believes that the aforementioned 1993 and 1994 rate regulations will not materially impact the availability under its lines of credit or its ability to repay indebtedness as it matures. See note 6 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.


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





                                                            KPMG Peat Marwick



Denver, Colorado
March 21, 1994

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1993 and 1992


Assets                                                        1993      1992*
- - ------                                                       ------    ------
                                                           amounts in millions
Cash                                                        $     1         34

Trade and other receivables, net                                232        201

Investment in Liberty Media Corporation
  ("Liberty") (note 3)                                          489        432

Investment in other affiliates, accounted for under
  the equity method, and related receivables (note 4)           645        721

Investment in Turner Broadcasting System, Inc.
  (note 5)                                                      491        491

Property and equipment, at cost:
  Land                                                           73         71
  Distribution systems                                        6,629      6,075
  Support equipment and buildings                               818        712
                                                            -------     ------
                                                              7,520      6,858
  Less accumulated depreciation                               2,585      2,296
                                                            -------     ------
                                                              4,935      4,562
                                                            -------     ------

Franchise costs                                              10,620     10,467
  Less accumulated amortization                               1,423      1,167
                                                            -------     ------
                                                              9,197      9,300
                                                            -------     ------

Other assets, at cost, net of amortization                      530        569
                                                            -------     ------

                                                            $16,520     16,310
                                                            =======     ======


*Reclassified and restated - see notes 1, 3 and 10.


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued


                                                              1993      1992*
                                                             ------    ------
Liabilities and Stockholders' Equity                       amounts in millions
- - ------------------------------------
Accounts payable                                           $   124         99

Accrued interest                                               157         94

Other accrued expenses                                         500        465

Debt (note 6)                                                9,900     10,285

Deferred income taxes (note 10)                              3,310      3,164

Other liabilities                                              114         87
                                                           -------     ------

    Total liabilities                                       14,105     14,194
                                                           -------     ------

Minority interests in equity
 of consolidated subsidiaries                                  285        280

Redeemable preferred stocks (note 7)                            18        110

Stockholders' equity (note 8):
  Preferred stock, $1 par value.
    Authorized 10,000,000 shares, issued
    and outstanding 6,201 and 4,778,595
    shares of redeemable preferred stocks
    in 1993 and 1992                                            --         --
  Class A common stock, $1 par value.
    Authorized 1,000,000,000 shares;
    issued 481,837,347 shares in 1993
    and 461,722,382 shares in 1992                             482        462
  Class B common stock, $1 par value.
    Authorized 100,000,000 shares;
    issued 47,258,787 shares in 1993
    and 47,708,677 shares in 1992                               47         48
  Additional paid-in capital                                 2,293      1,909
  Cumulative foreign currency translation adjustment           (29)       (19)
  Accumulated deficit                                         (348)      (341)
                                                           -------     ------
                                                             2,445      2,059
  Treasury stock, at cost (79,335,038
    shares of Class A common stock)                           (333)      (333)
                                                           -------     ------

    Total stockholders' equity                               2,112      1,726
                                                           -------     ------

Commitments and contingencies (note 11)

                                                           $16,520     16,310
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

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES


                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1993, 1992 and 1991


                                                                         Cumulative
                                                                           foreign
                                         Common stock       Additional    currency                              Total
                                         ------------        paid-in     translation  Accumulated  Treasury  stockholders'
                                       Class A  Class B      capital     adjustment    deficit *    stock      equity *
                                       -------  -------     ----------   -----------   ---------   --------  -------------
                                                                       amounts in millions
Balance at January 1, 1991             $ 310      48            626           --          (436)        --           548
  Restatement for change in
    accounting principle for
    income taxes                          --      --             --           --           200         --           200
                                       -----      --          -----         ----          ----       ----         -----

Balance at January 1, 1991,
  as restated                            310      48            626           --          (236)        --           748
    Net loss                              --      --             --           --           (97)        --           (97)
    Issuance of common stock upon
      conversion of debentures            --      --              4           --            --         --             4
    Issuance of common stock upon
      exercise of options                 --       2              3           --            --         --             5
    Income tax effect of stock option
      deduction                           --      --              7           --            --         --             7
    Retirement of common stock upon
      redemption of Liberty preferred
      stock                               (5)     --            (86)          --            --         --           (91)
    Issuance of shares of Class A
      common stock for an acquisition      1      --             10           --            --         --            11
    Issuance of common stock
      upon acquisition of remaining
      minority interest in United
      Artists Entertainment Company
      ("UAE")                            143      --          1,190           --            --       (333)        1,000
    Acquisition and retirement
      of common stock                     --      (1)           (16)          --            --         --           (17)
                                       -----      --          -----         ----          ----       ----         -----

Balance at December 31, 1991             449      49          1,738           --          (333)      (333)        1,570
  Net loss                                --      --             --           --            (8)        --            (8)
  Conversion of public debentures
    (note 6)                               7      --            105           --            --         --           112
  Issuance of common stock upon
    exercise of options                    1      --             13           --            --         --            14
  Issuance of Class A common stock
    for acquisition and
    investment                             5      --             93           --            --         --            98
  Dividends on redeemable
    preferred stocks                      --      --            (15)          --            --         --           (15)
  Foreign currency translation
    adjustment                            --      --             --          (19)           --         --           (19)
  Acquisition and retirement
    of common stock                       --      (1)           (25)          --            --         --           (26)
                                       -----     ---          -----         ----          ----       ----         -----

Balance at December 31, 1992             462      48          1,909          (19)         (341)      (333)        1,726
  Net loss                                --      --             --           --            (7)        --            (7)
  Issuance of common stock
    upon conversion of notes
    (note 6)                              20      --            383           --            --         --           403
  Issuance of common stock upon
    exercise of options                   --      --              7           --            --         --             7
  Dividends on redeemable
    preferred stocks                      --      --             (2)          --            --         --            (2)
  Foreign currency translation
    adjustment                            --      --             --          (10)           --         --           (10)
  Acquisition and retirement
    of common stock                       --      (1)            (4)          --            --         --            (5)
                                       -----     ---          -----         ----          ----       ----         -----

Balance at December 31, 1993           $ 482      47          2,293          (29)         (348)      (333)        2,112
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

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1993 and 1992 was not material.

         Investments

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

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings. Beginning in April of 1993, based upon changes in Federal Communications Commission ("FCC") regulations, the Company revised its estimate of useful lives of certain distribution equipment to correspond to the Company's anticipated remaining period of ownership of such equipment. This revision resulted in a decrease to net earnings of approximately $12 million ($.03 per share) for the year ended December 31, 1993.


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

         Foreign Currency Translation

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

         Significant noncash investing and financing activities are as follows:

                                                         Years ended December 31,
                                                         ------------------------
                                                          1993     1992     1991
                                                          ----     ----     ----
                                                           amounts in millions
         Acquisitions:
           Fair value of assets acquired                $  172    1,231    1,877
           Liabilities assumed, net of current assets       (7)      21      (12)
           Deferred tax asset (liability)
             recorded in acquisitions                       (7)       7     (337)
           Minority interests in equity
             of acquired entities                           --       --       (3)
           Value of TCI preferred stock issued
             in acquisitions                                --       --     (115)
           Value of TCI common stock issued
             in acquisitions                                --       (3)  (1,011)
                                                         -----    -----    -----
                Cash paid for acquisitions              $  158    1,256      399
                                                        ======    =====    =====

         Value of TCI Class A common stock issued
           as part of purchase price of equity
           investment                                   $   --       95       --
                                                        ======    =====    =====

         Note received upon disposition of assets       $   --       15       --
                                                        ======    =====    =====

         Contribution of certain interests
           to Liberty in exchange for
           preferred stock (see note 3)                 $   --       --      530
                                                        ======    =====    =====

         Common stock received upon
           redemption of preferred stock
           of Liberty (see note 3)                      $   --       --       91
                                                        ======    =====    =====


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


         During 1992, the Company and Liberty formed CCT, a general partnership created for the purpose of acquiring and operating cable television systems with Tele-Communications of Colorado, Inc. ("TCIC"), an indirect wholly-owned subsidiary of TCI, owning a 49.999% interest and Liberty Cable Partner, Inc. ("LCP"), an indirect wholly-owned subsidiary of Liberty, owning a 50.001% interest.



         Pursuant to an amendment to the CCT General Partnership Agreement (the "Amendment"), certain non-cash contributions previously made to CCT were rescinded, TCIC contributed to CCT a $10,590,000 promissory note of TCI Development Corporation ("TCID") as of the date of the originally contributed assets, and LCP agreed to contribute its equity and debt interests in Daniels & Associates Partners Limited ("DAPL"), a general partner of Mile Hi Cablevision Associates, Ltd. ("Mile Hi"), to CCT immediately prior to the closing of the acquisition of Mile Hi described below which closed on March 15, 1993. TCIC also agreed to contribute, at the time of the contribution by LCP of its DAPL interests, a TCID promissory note in the amount of $66,900,000.


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


         On March 15, 1993, Mile Hi Cable Partners, L.P. ("New Mile Hi") acquired all the general and limited interests in Mile Hi, the owner of the cable television system serving Denver, Colorado. New Mile Hi is a limited partnership formed among CCT (78% limited partnership interest), Daniels Cablevision, Inc. ("DCI") (1% limited partner) and P & B Johnson Corp. ("PBJC") (21% general partnership interest), a corporation controlled by Robert L. Johnson, a member of Liberty's board of directors. As a result of the acquisition, New Mile Hi is a consolidated subsidiary of Liberty for financial reporting purposes.


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


         DAPL was liquidated on March 12, 1993, at which time LCP received a liquidating distribution consisting of its proportionate interest in DAPL's partnership interest in Mile Hi, representing the aforementioned 32.175% interest in Mile Hi. The subsidiary of Liberty also received the Mile Hi Note in novation of a loan receivable from DAPL in an equal amount.


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


         Of the estimated $110 million in cash required by New Mile Hi to complete the transaction, $105 million was loaned to New Mile Hi by CCT and $5 million was provided by PBJC as a capital contribution to New Mile Hi. Of the $5 million contributed by PBJC, approximately $4 million was provided by CCT through loans to Mr. Johnson and trusts for the benefit of his children. CCT funded its loans to New Mile Hi and the Johnson interests by borrowing $93 million under its revolving credit facility and by borrowing $16 million from TCIC in the form of a subordinated note.


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

         Summarized unaudited financial information of Liberty as of December 31, 1993 and 1992 and for the years ended December 31, 1993 and 1992 and the period from March 29, 1991 through December 31, 1991 is as follows:

                                                               December 31,
                                                               ------------
          Consolidated Financial Position                      1993    1992
          -------------------------------                      ----    ----
                                                           amounts in millions
           Cash and cash equivalents                          $   91     96
           Investment in TCI common stock                        104    104
           Receivable from TCI                                    --      5
           Other investments and related receivables             372    453
           Other assets, net                                     870    172
                                                              ------   ----

             Total assets                                     $1,437    830
                                                              ======   ====

           Debt                                               $  446    167
           Deferred income taxes                                   2     15
           Other liabilities                                     307     54
           Minority interests                                    175     10
           Redeemable preferred stocks                           155    155
           Stockholders' equity                                  352    429
                                                               -----   ----

             Total liabilities and stockholders' equity       $1,437    830
                                                              ======   ====


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          Consolidated Operations                         1993     1992    1991
          -----------------------                         ----     ----    ----
                                                           amounts in millions
           Revenue                                      $ 1,153     157      85
           Operating expenses                            (1,105)   (144)    (74)
           Depreciation and amortization                    (49)    (16)    (10)
                                                        -------   -----    ----

             Operating income (loss)                         (1)     (3)      1

           Interest expense                                 (31)     (7)     (5)
           Other, net                                        36      32      44
                                                        -------    ----    ----

             Net earnings                               $     4      22      40
                                                        =======    ====    ====

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

         Summarized unaudited financial information for affiliates other than Liberty (including those contributed to Liberty through March 28,
         1991), is as follows:

                                                                December 31,
                                                               --------------
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


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)      Debt

         Debt is summarized as follows:


                                         Weighted-average        December 31,
                                         interest rate at      ----------------
                                         December 31, 1993      1993     1992
                                         -----------------     ------    ------
                                                              amounts in millions
         Parent company debt:
           Senior notes                           8.6%         $ 5,052    1,960
           Liquid Yield OptionTM Notes (a)          --              --      386
           Bank credit facilities                 6.0%              80      500
           Commercial paper                       4.1%              44       50
           Other debt                                                2        1
                                                               -------   ------
                                                                 5,178    2,897

         Debt of subsidiaries:
           Bank credit facilities                 4.6%           3,264    5,526
           Commercial paper                        --               --       12
           Notes payable                         10.3%           1,321    1,732
           Convertible notes (b)                  9.5%              47       48
           Other debt                                               90       70
                                                               -------   ------
                                                               $ 9,900   10,285
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

(7)      Redeemable Preferred Stocks

                                                               December 31,
                                                             -----------------
                                                              1993       1992
                                                             ------     ------
                                                            amounts in millions
                 12-7/8% Cumulative Compounding
                   Preferred Stock, Series A;
                   issued and outstanding 4,772,394
                   shares in 1992 (a)                         $ --         92
                 6-3/4% Convertible Preferred Stock,
                   Series B; issued and outstanding
                   6,201 shares at December 31, 1992 (b)        --         18
                 4-1/2% Convertible Preferred Stock,
                   Series C; issued and outstanding
                    6,201 shares at December 31, 1993 (b)       18         --
                                                              ----       ----

                                                              $ 18        110
                                                              ====        ===

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
                                                           =======      =======

         Income tax benefit (expense) attributable to income or loss from continuing operations for the years ended December 31, 1993, 1992 and 1991 consists of:

                                              Current     Deferred      Total
                                              -------     --------     -------
                                                     amounts in millions
           Year ended December 31, 1993:
             Federal                            $(14)       (119)        (133)
             State and local                     (15)        (20)         (35)
                                                ----        ----         ----

                                                $(29)       (139)       (168)
                                                ====        ====        ====

           Year ended December 31, 1992:
             Federal                            $ --         (24)        (24)
             State and local                     (10)         (4)        (14)
                                                ----        ----        ----
                                                $(10)        (28)        (38)
                                                ====        ====        ====

           Year ended December 31, 1991:
             Federal                            $ (2)         33          31
             State and local                      (7)          6          (1)
                                                ----        ----        ----

                                                $ (9)         39          30
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
                                                         =====     =====   =====

         Income tax benefit (expense) attributable to income or loss from continuing operations differs from the amounts computed by applying the Federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 as a result of the following:

                                                               Years ended
                                                              December 31,
                                                         -----------------------
                                                         1993     1992     1991
                                                         -----   ------   ------
                                                           amounts in millions
           Computed "expected" tax benefit (expense)    $  (56)     (15)      37
           Adjustment to deferred tax assets and
             liabilities for enacted change in
             Federal income tax rate                       (76)      --       --
           Dividends excluded for income tax purposes        4       10       13
           Amortization not deductible for tax purposes    (12)      (8)      (7)
           Minority interest in earnings of
             consolidated subsidiaries                      (1)     (14)     (13)
           Recognition of losses of consolidated
             partnership                                    (8)      --       --
           State and local income taxes, net of Federal
             income tax benefit                            (23)      (9)       1
           Other                                             4       (2)      (1)
                                                        ------   ------   ------

                                                        $ (168)     (38)      30
                                                        ======   ======   ======


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Note to Consolidated Financial Statements


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:

                                                            December 31,
                                                        ---------------------
                                                         1993           1992
                                                        ------         ------
                                                         amounts in millions
           Deferred tax assets:
             Net operating loss carryforwards           $  590             665
               Less - valuation allowance                  (90)            (88)
             Investment tax credit carryforwards           140             140
               Less - valuation allowance                  (36)            (34)
             Alternative minimum tax credit
               carryforwards                                19              11
             Investments in affiliates, due
               principally to losses of affiliates
               recognized for financial statement
               purposes in excess of losses
               recognized for income tax purposes          266             321
             Future deductible amounts principally
               due to non-deductible accruals               27              19
             Other                                          13               5
                                                        ------          ------

               Net deferred tax assets                     929           1,039
                                                        ------          ------

           Deferred tax liabilities:
             Property and equipment, principally
               due to differences in depreciation        1,193           1,136
             Franchise costs, principally due to
               differences in amortization               2,784           2,720
             Investment in affiliates, due
               principally to undistributed
               earnings of affiliates                      256             332
             Other                                           6              15
                                                        ------          ------
               Total gross deferred tax liabilities      4,239           4,203
                                                        ------          ------

               Net deferred tax liability               $3,310           3,164
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
         1993:                                                       except per share amounts
         ---
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
                                                               ======     ====      ====      ====

         Primary and fully diluted earnings (loss)
           attributable to common shareholder per
           common and common equivalent share:
             As previously reported                            $  .11      .07      (.13)
             Adjustment to revise estimate of useful
               lives of certain distribution equipment             --     (.01)       --
             Adjustment to properly reflect compensation
               relating to stock appreciation rights               --       --      (.01)
             Adjustment to income taxes upon revision
               of Statement No. 109                                --       --        --
                                                               ------     ----      ----

                 As adjusted                                   $  .11      .06      (.14)     (.05)
                                                               ======     ====      ====      ====


                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                 1st       2nd       3rd       4th
                                                               Quarter   Quarter   Quarter   Quarter
                                                               -------   -------   -------   -------
                                                                       amounts in millions,
         1992:                                                       except per share amounts
         ---
         Revenue                                               $ 856       879       896       943

         Operating income:
           As previously reported                              $ 197       225       242       226
           Adjustment to depreciation and amortization
             upon revision of Statement No. 109                   (2)       (1)       --       (23)
                                                               -----      ----      ----      ----

               As adjusted                                     $ 195       224       242       203
                                                               =====      ====      ====      ====

         Gain (loss) on disposition of assets                  $   3        (3)       (1)       10

         Income tax benefit (expense):
           As previously reported                              $   1       (15)        6       (49)
           Adjustment to income taxes for the
             restatement of share of earnings
             of Liberty (note 3)                                  --        (3)       (5)        3
           Adjustment to revise/implement
             Statement No. 109                                     1        --        --        23
                                                               -----      ----      ----      ----

             As adjusted                                       $   2       (18)        1       (23)
                                                               =====      ====      ====      ====

         Earnings (loss) from continuing operations:
           As previously reported                              $ (18)        9        63       (51)
           Adjustment to restate share of earnings
             of Liberty (note 3)                                  --         4         7        (5)
           Adjustment to depreciation, amortization
             and income taxes upon revision/
             implementation of Statement No. 109                  (1)       (1)       --        --
                                                               -----      ----      ----      ----

               As adjusted                                     $ (19)       12        70       (56)
                                                               =====      ====      ====      ====

         Loss from discontinued operations                     $  --       (15)       --        --
                                                               =====      ====      ====      ====

         Net earnings (loss):
           As previously reported                              $ (18)       (6)       63       (51)
           Adjustment to restate share of earnings
             of Liberty (note 3)                                  --         4         7        (5)
           Adjustment to depreciation, amortization
             and income taxes upon revision/
             implementation of Statement No. 109                  (1)       (1)       --        --
                                                               -----      ----      ----      ----

             As adjusted                                       $ (19)       (3)       70       (56)
                                                               =====      ====      ====      ====

         Primary and fully diluted earnings (loss)
           attributable to common shareholders per
           common and common equivalent share:
             Continuing operations:
               As previously reported                          $(.05)      .01       .13      (.12)
               Adjustment to restate share of earnings
                 of Liberty (note 3)                              --       .01       .01      (.01)
               Adjustment to depreciation, amortization
                 and income taxes upon revision/
                 implementation of Statement No. 109            (.01)       --        --        --
                                                               -----      ----      ----      ----

                 As adjusted                                    (.06)      .02       .14      (.13)

             Discontinued operations                              --      (.03)       --        --
                                                               -----     -----      ----      ----


                                                               $(.06)     (.01)      .14      (.13)
                                                               =====      ====      ====      ====