Form 10-Q
period 1994-06-30
TCI COMMUNICATIONS INC
filed 1994-08-12
CIK 96903

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1994

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 0-5550


                            TCI COMMUNICATIONS, INC.
                     (formerly Tele-Communications, Inc.)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Delaware                              84-0588868
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


5619 DTC Parkway
Englewood, Colorado                                          80111
- ----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                  ---       ---


         The number of shares outstanding of the Registrant's common stock (net of shares held in treasury), as of August 4, 1994, was:

                 Class A common stock - 406,130,942 shares; and
                   Class B common stock - 47,258,787 shares.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications Inc.)

                         Consolidated Balance Sheets
                                 (unaudited)


                                                                             June 30,             December 31,
                                                                               1994                   1993
                                                                             ---------            ------------
Assets                                                                              amounts in millions
- ------
Cash                                                                          $      4                   1

Trade and other receivables, net                                                   215                 232

Investment in Liberty Media Corporation
   ("Liberty") (note 4)                                                            522                 489

Investments in other affiliates, accounted for
   under the equity method, and related
   receivables (note 5)                                                            793                 645

Investment in Turner Broadcasting System, Inc. ("TBS")
   (note 6)                                                                        690                 491

Property and equipment, at cost:
   Land                                                                             73                  73
   Distribution systems                                                          7,162               6,629
   Support equipment and buildings                                                 887                 818
                                                                              --------              ------
                                                                                 8,122               7,520
   Less accumulated depreciation                                                 2,915               2,585
                                                                              --------              ------
                                                                                 5,207               4,935
                                                                              --------              ------
Franchise costs                                                                 10,649              10,620
   Less accumulated amortization                                                 1,552               1,423
                                                                              --------              ------
                                                                                 9,097               9,197
                                                                              --------              ------
Other assets, at cost, net of amortization                                         590                 530
                                                                              --------              ------
                                                                              $ 17,118              16,520
                                                                              ========              ======


                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                    Consolidated Balance Sheets, continued
                                 (unaudited)



                                                            June 30,           December 31,
                                                             1994                  1993
                                                            --------           ------------
Liabilities and Stockholders' Equity                              amounts in millions
- ------------------------------------
Accounts payable                                            $    134                 124

Accrued interest                                                 169                 157

Other accrued expenses                                           556                 500

Debt (note 7)                                                 10,111               9,900

Deferred income taxes                                          3,420               3,310

Other liabilities                                                 99                 114
                                                            --------              ------
      Total liabilities                                       14,489              14,105
                                                            --------              ------
Minority interests in equity
   of consolidated subsidiaries                                  318                 285

Redeemable preferred stocks                                       --                  18

Stockholders' equity (note 8):
   Preferred stock, $1 par value.
      Authorized 10,000,000 shares; issued and
      outstanding 6,201 shares of redeemable
      preferred stocks in 1993                                    --                  --
   Class A common stock, $1 par value.
      Authorized 1,000,000,000 shares;
      issued 483,114,980 shares in 1994
      and 481,837,347 shares in 1993                             483                 482
   Class B common stock, $1 par value.
      Authorized 100,000,000 shares;
      issued 47,258,787 shares in
      1994 and 1993                                               47                  47
   Additional paid-in capital                                  2,310               2,293
   Cumulative foreign currency
      translation adjustment                                     (14)                (29)
   Unrealized holding gains for
      available-for-sale securities                              128                  --
   Accumulated deficit                                          (310)               (348)
                                                            --------              ------
                                                               2,644               2,445
   Treasury stock, at cost (79,335,038
      shares of Class A common stock)                           (333)               (333)
                                                            --------              ------
         Total stockholders' equity                            2,311               2,112
                                                            --------              ------
Commitments and contingencies (note 9)
                                                            $ 17,118              16,520
                                                            ========              ======


See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                    Consolidated Statements of Operations
                                 (unaudited)






                                                                  Three months               Six months
                                                                      ended                     ended
                                                                     June 30,                  June 30,
                                                               --------------------        -----------------
                                                                1994           1993         1994        1993
                                                               -------        -----        -----       -----
                                                                            amounts in millions,
                                                                          except per share amounts
Revenue (note 4)                                               $ 1,081        1,042        2,141       2,060

Operating costs and expenses:
   Operating (note 4)                                              329          299          644         591
   Selling, general and administrative                             300          268          595         530
   Compensation relating to stock
      appreciation rights                                           --            3           --           3
   Adjustment to compensation relating to
      stock appreciation rights                                      1           --          (18)         --
   Depreciation                                                    173          152          336         296
   Amortization                                                     73           74          145         147
                                                               -------        -----        -----       -----
                                                                   876          796        1,702       1,567
                                                               -------        -----        -----       -----
         Operating income                                          205          246          439         493

Other income (expense):
   Interest expense                                               (185)        (182)        (363)       (363)
   Interest and dividend income                                     10            7           20          12
   Share of earnings (losses) of Liberty
      (note 4)                                                      10          (18)          24          (8)
   Share of losses of other affiliates,
      net (note 5)                                                 (21)         (12)         (30)        (26)
   Gain on disposition of assets                                     5            5            5          45
   Loss on early extinguishment of debt                             --           (3)          (2)        (11)
   Minority interests in earnings of
      consolidated subsidiaries, net                                 2           --           --          (4)
   Other, net                                                        1           --           (3)         (4)
                                                               -------        -----        -----       -----
                                                                  (178)        (203)        (349)       (359)
                                                               -------        -----        -----       -----
      Earnings before income taxes                                  27           43           90         134

Income tax expense                                                 (21)         (17)         (52)        (55)
                                                               -------        -----        -----       -----
      Net earnings                                                   6           26           38          79

Dividend requirement on redeemable
   preferred stocks                                                 --           --           --          (1)
                                                               -------        -----        -----       -----
      Net earnings attributable
         to common shareholders                                $     6           26           38          78
                                                               =======        =====        =====       =====
Primary and fully diluted earnings
   attributable to common shareholders
   per common and common equivalent
   share (note 2)                                              $   .01          .06          .08         .17
                                                               =======        =====        =====       =====


See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                Consolidated Statement of Stockholders' Equity

                        Six months ended June 30, 1994
                                 (unaudited)



                                                                                Unrealized
                                                                Cumulative        holding
                                                                  foreign        gains for
                                  Common stock     Additional    currency       available-                               Total
                                  ------------       paid-in    translation      for-sale   Accumulated    Treasury   stockholders'
                               Class A   Class B     capital    adjustment      securities    deficit       stock        equity
                               -------   -------    ----------  -----------     ----------  ------------   ---------    -----------
                                                                   amounts in millions
Balance at
   January 1, 1994              $ 482        47      2,293           (29)           --           (348)        (333)       2,112
      Net earnings                 --        --         --            --            --             38           --           38
      Conversion of
         redeemable
         preferred stock            1        --         17            --            --             --           --           18
      Foreign currency
         translation
         adjustment                --        --         --            15            --             --           --           15
      Unrealized holding gains
         for available-for-sale
         securities                --        --         --            --           128             --           --          128
                                -----        --      -----           ---           ---           ----         ----        -----
Balance at
    June 30, 1994               $ 483        47      2,310           (14)          128           (310)        (333)       2,311
                                =====        ==      =====           ===           ===           ====         ====        =====


See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                    Consolidated Statements of Cash Flows
                                 (unaudited)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                    -------------------------
                                                                                     1994              1993
                                                                                    -------           ------
                                                                                       amounts in millions
                                                                                          (see note 3)
Cash flows from operating activities:
   Net earnings                                                                     $    38               79
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation and amortization                                                  481              443
         Compensation relating to stock appreciation rights                              --                3
         Adjustment to compensation relating to stock
            appreciation rights                                                         (18)              --
         Share of earnings of Liberty                                                   (24)               8
         Share of losses of other affiliates                                             30               26
         Deferred income tax expense                                                     21               36
         Minority interests in earnings                                                  --                4
         Amortization of debt discount                                                   --               14
         Loss on early extinguishment of debt                                             2               11
         Gain on disposition of assets                                                   (5)             (45)
         Payment received on preferred stock
            investment redemption                                                        --              197
         Noncash interest and dividend income                                            (4)              (4)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                                     28               (5)
               Change in accrued interest                                                12               37
               Change in other accruals and payables                                     52               70
                                                                                    -------           ------
                 Net cash provided by operating activities                              613              874
                                                                                    -------           ------
Cash flows from investing activities:
   Cash paid for acquisitions                                                            (6)             (70)
   Capital expended for property and equipment                                         (599)            (440)
   Proceeds from disposition of assets                                                   30              137
   Additional investments in and
      loans to affiliates and others                                                   (212)            (171)
   Repayment of loans by affiliates and others                                           32               42
   Return of capital from affiliates                                                     --                1
   Other investing activities                                                           (51)             (60)
                                                                                    -------           ------
                 Net cash used in investing activities                                 (806)            (561)
                                                                                    -------           ------
Cash flows from financing activities:
   Borrowings of debt                                                                 1,564            3,404
   Repayments of debt                                                                (1,365)          (3,452)
   Preferred stock dividends of subsidiaries                                             (3)              (3)
   Preferred stock dividends                                                             --               (1)
   Repurchase of preferred stock                                                         --              (92)
   Repurchases of common stock                                                           --               (3)
                                                                                    -------           ------
                 Net cash provided (used) by financing activities                       196             (147)
                                                                                    -------           ------
                 Net increase in cash                                                     3              166

                    Cash at beginning of period                                           1               34
                                                                                    -------           ------
                    Cash at end of period                                           $     4              200
                                                                                    =======           ======


See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

                                June 30, 1994
                                 (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and those of all majority-owned subsidiaries ("TCI" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         As of January 27, 1994, Old TCI and Liberty entered into a definitive agreement to combine the two companies (the "Mergers"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the Mergers, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. ("Holding Company"). Old TCI shareholders received one share of Holding Company for each of their shares. Liberty common shareholders received 0.975 of a share of Holding Company for each of their common shares.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1993.

         Certain amounts have been reclassified for comparability with the 1994 presentation.

(2)      Earnings Per Common and Common Equivalent Share

         Primary earnings per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (451.4 million and 468.3 million for the three months ended June 30, 1994 and 1993, respectively; and 492.1 million and 468.5 million for the six months ended June 30, 1994 and 1993, respectively). Shares issuable upon conversion of the Convertible Notes (see note 7) have not been included in the computation of weighted average shares outstanding for the three months ended June 30, 1994 because their inclusion would be anti-dilutive.

         Fully diluted earnings per common and common equivalent share attributable to common shareholders was computed by dividing earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (451.4 million and 469.9 million for the three months ended June 30, 1994 and 1993, respectively; and 492.1 million and 469.9 million for the six months ended June 30, 1994 and 1993, respectively). Share issuable upon conversion of the Convertible Notes (see note 7) have not been included in the computation of weighted average shares outstanding for the three months ended June 30, 1994 because their inclusion would be anti-dilutive. Shares issuable upon conversion of the Liquid Yield OptionTM Notes and upon conversion of the Convertible Preferred Stock have not been included in the 1993 computations of weighted average shares outstanding because their inclusion would be anti-dilutive.


                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $351 million and $312 million for the six months ended June 30, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                                  Six months ended
                                                                                       June 30,
                                                                               -----------------------
                                                                                1994             1993
                                                                               ------            -----
                                                                                 amounts in millions
                 Common stock issued upon conversion
                    of redeemable preferred stock                              $   18               --
                                                                               ======            =====
                 Effect of foreign currency translation
                    adjustment on book value of foreign
                    equity investments                                         $   15                4
                                                                               ======            =====
                 Unrealized gains, net of deferred income
                    taxes, on available-for-sale securities                    $  128               --
                                                                               ======            =====
                 Noncash exchange of equity investments
                    and consolidated subsidiaries for
                    consolidated subsidiary                                    $   38               --
                                                                               ======            =====
                 Cash paid for acquisitions:
                    Fair value of assets acquired                              $   48               77
                    Liabilities assumed                                            (7)              (7)
                    Minority interests in equity of
                       acquired entities                                          (35)              --
                                                                               ------            -----
                       Cash paid for acquisitions                              $    6               70
                                                                               ======            =====
                 Receipt of notes receivable upon
                    disposition of Liberty common
                    stock and preferred stock                                  $   --              182
                                                                               ======            =====
                 Noncash exchange of equity investment
                    for consolidated subsidiary and
                    equity investment                                          $   --               19
                                                                               ======            =====
                 Noncash capital contribution to
                    Community Cable Television ("CCT")
                    (note 4)                                                   $   --               22
                                                                               ======            =====
                 Common stock issued upon conversion
                    of notes                                                   $   --                1
                                                                               ======            =====

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(4)      Investment in Liberty

         TCI owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Liberty Class E Preferred Stock"). Upon consummation of the Mergers, TCI received 3,390,833 shares of Class A common stock of Holding Company and 55,070 shares of a new preferred stock of Holding Company having designations, preferences, rights and qualifications, limitations and restrictions that are substantially identical to those of the Liberty Class E Preferred Stock, except that the holders of the new preferred stock will be entitled to one vote per share in any general election of directors of Holding Company.

         Upon consummation of the Mergers, the remaining classes of preferred stock of Liberty held by the Company were converted into the right to receive that number of shares of a new series of preferred stock of Holding Company having a substantially equivalent fair market value.

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

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


         The Company purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCI (which are based upon customary rates charged to others) for such programming were $24 million and $22 million for the six months ended June 30, 1994 and 1993, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. Certain subsidiaries of Liberty purchase from TCI, at TCI's cost plus an administrative fee, certain pay television and other programming. In addition, a consolidated subsidiary of Liberty pays a commission to TCI for merchandise sales to customers who are subscribers of TCI's cable systems. Aggregate commission and charges for such programming were $11 million and $4 million for the six months ended June 30, 1994 and 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

         In September of 1993, Encore QE Programming Corp. ("QEPC"), a wholly-owned subsidiary of Encore Media Corporation ("EMC"), a 90% owned subsidiary of Liberty, entered into a limited partnership agreement with TCI Starz, Inc. ("TCIS"), a wholly- owned subsidiary of TCI, for the purpose of developing, operating and distributing STARZ!, a first-run movie premium programming service launched in the first quarter of 1994. QEPC is the general partner and TCIS is the limited partner. Losses are allocated 1% to QEPC and 99% to TCIS. Profits are allocated 1% to QEPC and 99% to TCIS until certain defined criteria are met. Subsequently, profits are allocated 20% to QEPC and 80% to TCIS. TCIS has the option, exercisable at any time and without payment of additional consideration, to convert its limited partner interest to an 80% general partner interest with QEPC's partnership interest simultaneously converting to a 20% limited partnership interest. In addition, during specific periods commencing April 1999 and April 2001, respectively, QEPC may require TCIS to purchase, or TCIS may require QEPC to sell, the partnership interest of QEPC in the partnership for a formula-based price. EMC is paid a management fee equal to 20% of "managed costs" as defined, in order to manage the service. EMC manages the service and has agreed to provide the limited partnership with certain programming under a programming agreement whereby the partnership will pay its pro rata share of the total costs incurred by EMC for such programming. The Company accounts for the partnership as a consolidated subsidiary. (See note
         9).

         Summarized unaudited financial information of Liberty for the six months ended June 30, 1994 and 1993 is as follows:


                 Consolidated Operations                            1994             1993
                 -----------------------                           ------            ----
                                                                     amounts in millions
                    Revenue                                        $ 675              483
                    Operating expenses                              (612)            (463)
                    Depreciation and amortization                    (27)             (21)
                                                                   -----             ----
                       Operating income (loss)                        36               (1)

                    Interest expense                                 (19)             (13)
                    Other, net                                         7                6
                                                                   -----             ----
                       Net earnings                                $  24               (8)
                                                                   =====             ====

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(5)      Investments in Other Affiliates

         Summarized unaudited results of operations for affiliates, other than Liberty, accounted for under the equity method, are as follows:

                                                                             Six months
                                                                               ended
                 Combined Operations                                          June 30,
                 -------------------                                   ----------------------
                                                                       1994              1993
                                                                       -----             ----
                                                                        amounts in millions
                    Revenue                                         $    420              375
                    Operating expenses                                  (336)            (313)
                    Depreciation and amortization                        (43)             (76)
                                                                    --------            -----

                       Operating income (loss)                            41              (14)

                    Interest expense                                     (14)             (37)
                    Other, net                                           (18)             (16)
                                                                    --------            -----

                       Net loss                                     $      9              (67)
                                                                    ========            =====

         Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(6)      Investment in Turner Broadcasting System, Inc.

         The Company owns shares of a class of preferred stock of TBS which has voting rights and are convertible into shares of TBS common stock.
         The holders of those preferred shares, as a group, are entitled to elect seven of fifteen members of the board of directors of TBS, and the Company appoints three such representatives. However, voting control over TBS continues to be held by its chairman of the board and chief executive officer. The Company's total holdings of TBS common and preferred stocks represent an approximate 12% voting interest for those matters for which preferred and common stock vote as a single class.

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

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


         The Company applied the new rules beginning in the first quarter of 1994. Application of the new rules resulted in a net increase of $191 million in the first quarter of 1994, adjusted to $128 million at June 30, 1994, to stockholders' equity, representing the recognition of unrealized appreciation, net of taxes, for the Company's investment in equity securities determined to be available-for-sale. The majority of such securities represents the Company's investment in TBS common stock. The Company holds no material debt securities.

(7)      Debt

         Debt is summarized as follows:

                                                                              June 30,           December 31,
                                                                               1994                  1993
                                                                              --------           ------------
                                                                                    amounts in millions
                 Parent company debt:
                    Senior notes                                               $ 5,045               5,052
                    Bank credit facilities                                         602                  80
                    Commercial paper                                               115                  44
                    Other debt                                                       2                   2
                                                                               -------               -----
                                                                                 5,764               5,178

                 Debt of subsidiaries:
                    Bank credit facilities                                       3,082               3,264
                    Notes payable                                                1,120               1,321
                    Convertible notes (a)                                           47                  47
                    Other debt                                                      98                  90
                                                                               -------               -----
                                                                               $10,111               9,900
                                                                               =======               =====

         (a) These convertible notes, which are stated net of unamortized discount of $197 million, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1994, the notes were convertible, at the option of the holders, into an aggregate of 41,060,990 shares of Class A common stock. During July and August of 1994, certain of these notes were converted into 2,350,000 shares of Class A common stock.

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

         As security for borrowings under one of its credit facilities, the Company pledged a portion of the common stock (with a quoted market value of approximately $414 million at June 30, 1994) it holds of TBS.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


         In order to provide interest rate protection on a portion of its variable rate indebtedness, the Company has entered into various interest rate exchange agreements. The Company is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate nonperformance by the counterparties.

         The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $10,111 million, was $10,102 million at June 30, 1994.

         The fair value of the interest rate exchange agreements is the estimated amount that the Company would pay or receive to terminate the agreements at June 30, 1994, taking into consideration current interest rates and the current creditworthiness of the counterparties. The Company would be required to pay $143 million at June 30, 1994 to terminate the agreements.

         TCI and certain of its subsidiaries are required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper.

         The Company remains the sole obligor with respect to all indebtedness and other obligations of Old TCI outstanding at the time the Mergers were consummated and Holding Company has not assumed any of such indebtedness or other obligations.

(8)      Stockholders' Equity

         Common Stock


         The Class A common stock has one vote per share and the Class B common stock has ten votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock.

         Stock Options

         The Company had an Incentive Stock Option Plan ("ISOP") which has expired. Options granted under the ISOP (prior to its expiration) have an option price equal to the fair market value on the date of grant, are all currently exercisable and expire five years from the date of grant. Options to purchase 194,008 shares of TCI Class A common stock are outstanding at June 30, 1994, with a purchase price of $17.25 per share. During the six months ended June 30, 1994, options to acquire 19,500 shares were exercised and options for 3,500 shares were cancelled.

         TCI assumed certain stock options previously granted by United Artists Entertainment Company ("UAE") to certain of its employees. These options, which are currently exercisable, represent the right, as of June 30, 1994, to acquire 162,228 shares of TCI Class A common stock at adjusted purchase prices ranging from $8.83 to $18.63 per share. During the six months ended June 30, 1994, options to acquire 5,100 shares were exercised and no options were cancelled. No additional options may be granted by UAE.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


         The Company has adopted the 1992 Stock Incentive Plan (the "Plan"). The Plan provides for awards to be made with respect to a maximum of 10 million shares of Class A common stock. Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units or any combination thereof. On November 11, 1992, stock options in tandem with stock appreciation rights to purchase 4,020,000 shares of Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $16.75 per share. Such options become exercisable and vest evenly over five years, first became exercisable beginning November 11, 1993 and expire on November 11, 2002. During the year ended December 31, 1993, stock options covering 50,000 shares of Class A common stock were cancelled upon termination of employment. On October 12, 1993, stock options in tandem with stock appreciation rights to purchase 1,355,000 shares of TCI Class A common stock were granted pursuant to the Plan to certain officers and other key employees at a purchase price of $16.75 per share. During the six months ended June 30, 1994, stock options covering 7,500 shares of Class A common stock were cancelled upon termination of employment. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase 600,000 shares of TCI Class A common stock were granted to two officers at a purchase price of $16.75 per share. Such options become exercisable and vest evenly over four years, first become exercisable beginning October 12, 1994 and expire on October 12, 2003. Separately from the Plan, an additional grant of stock options in tandem with stock appreciation rights to purchase 2,000,000 shares of TCI Class A common stock at a purchase price of $16.75 per share was made on November 12, 1993 to an individual who thereafter became a director of the Company. Twenty percent of such options vested and became exercisable immediately and the remainder become exercisable evenly over 4 years. The options expire October 12, 1998. Estimates of the compensation relating to these grants have been recorded through June 30, 1994, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised.

         Other

         The excess of consideration received on debentures converted or options exercised over the par value of the stock issued is credited to additional paid-in capital.

         At June 30, 1994, there were 49,334,726 shares of TCI Class A common stock reserved for issuance under exercise privileges related to options and convertible debt securities described in this note 8 and in note 7. In addition, one share of Class A common stock is reserved for each share of Class B common stock.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

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

         The Company believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for regulated services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated service rates would be retroactive to the later of September 1, 1993 or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that systems' rates are successfully challenged by franchising authorities is not currently estimable.

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

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


         The Company has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $236 million at June 30, 1994.

         The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(10)     Subsequent Event

         As of August 8, 1994, Holding Company, TCI and TeleCable Corporation ("TeleCable") entered into a merger agreement, whereby TeleCable will be merged into TCI. The aggregate purchase price of $1.6 billion will be paid with shares of Holding Company Class A common stock (currently estimated to be 41,666,667 shares), assumption of liabilities amounting to approximately $300 million and shares of a Holding Company convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock shall accrue dividends at 5-1/2% per annum, shall be convertible at the option of its holders into 10 million shares of Holding Company Class A common stock and shall be redeemable by Holding Company after 5 years. The merger requires the approval of the shareholders of TeleCable and various franchise and government authorities.

         On August 5, 1994, Liberty, Comcast Corporation ("Comcast") and QVC, Inc. ("QVC") announced that they had entered into a definitive merger agreement (the "Merger Agreement") pursuant to which Comcast and Liberty would acquire QVC. In accordance with the Merger Agreement, Comcast and Liberty expect to commence on or prior to Thursday, August 11, 1994, a tender offer for all shares of stock of QVC at a net cash price of $46 per share of QVC common stock and a net cash price of $460 per share of QVC preferred stock. Following expiration of the tender offer, a corporation controlled by both Comcast and Liberty will merge with QVC and any remaining shares of QVC will be converted into cash at the same price as offered in the tender offer.

         The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be approximately $1.42 billion. Comcast and Liberty have agreed to fund approximately $267 million and $20 million, respectively, of the acquisition with the balance expected to be provided through debt financing, which after the merger will be an obligation of QVC. The transaction is conditioned upon Comcast and Liberty obtaining the requisite financing on satisfactory terms to purchase all of the outstanding shares of QVC, upon receipt of certain governmental approvals and other customary conditions.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


Management's Discussion and Analysis of
  Financial Condition and Results of Operations


(1)      Material changes in financial condition:

         On August 4, 1994, TCI and Liberty consummated the Mergers. The transaction was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of Holding Company. TCI shareholders received one share of Holding Company for each of their shares. Liberty common shareholders received 0.975 of a share of Holding Company for each of their common shares. The Company remains the sole obligor with respect to all indebtedness and other obligations of Old TCI outstanding at the time the Mergers were consummated and Holding Company has not assumed any such indebtedness or other obligations.

         As of August 8, 1994, Holding Company, TCI and TeleCable Corporation ("TeleCable") entered into a merger agreement, whereby TeleCable will be merged into TCI. The aggregate purchase price of $1.6 billion will be paid with shares of Holding Company Class A common stock (currently estimated to be 41,666,667 shares), assumption of liabilities amounting to approximately $300 million and shares of a Holding Company convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock shall accrue dividends at 5-1/2% per annum, shall be convertible at the option of its holders into 10 million shares of Holding Company Class A common stock and shall be redeemable by Holding Company after 5 years. The merger requires the approval of the shareholders of TeleCable and various franchise and government authorities.

         On August 5, 1994, Liberty, Comcast and QVC announced that they had entered into the Merger Agreement pursuant to which Comcast and Liberty would acquire QVC. In accordance with the Merger Agreement, Comcast and Liberty expect to commence on or prior to Thursday, August 11, 1994, a tender offer for all shares of stock of QVC at a net cash price of $46 per share of QVC common stock and a net cash price of $460 per share of QVC preferred stock. Following expiration of the tender offer, a corporation controlled by both Comcast and Liberty will merge with QVC and any remaining shares of QVC will be converted into cash at the same price as offered in the tender offer.

         The total cost of the acquisition of the QVC stock not currently owned by Comcast or Liberty will be approximately $1.42 billion. Comcast and Liberty have agreed to fund approximately $267 million and $20 million, respectively, of the acquisition with the balance expected to be provided through debt financing, which after the merger will be an obligation of QVC. The transaction is conditioned upon Comcast and Liberty obtaining the requisite financing on satisfactory terms to purchase all of the outstanding shares of QVC, upon receipt of certain governmental approvals and other customary conditions. Liberty expects that the funds required to make Liberty's $20 million cash contribution will come from a combination of working capital and general corporate funds and existing credit facilities of Liberty and/or TCI.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


(1)      Material changes in financial condition (continued):

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

         The Company had approximately $1.6 billion in unused lines of credit at June 30, 1994, excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with the restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.

         As security for borrowings under one of its credit facilities, the Company pledged a portion of the common stock it holds of TBS having a quoted market value of approximately $414 million at June 30, 1994. Borrowings under this credit facility (which amounted to $195 million at June 30, 1994) are due in August of 1994. On or before such date, the Company expects to repay these borrowings.

         One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of operating income before depreciation, amortization and other noncash credits or charges ($902 million and $939 million for the six months ended June 30, 1994 and 1993, respectively) to interest expense ($363 million for each of the six months ended June 30, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 248% and 259% for the six months ended June 30, 1994 and 1993, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistent and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, more than half of which results from fixed rate indebtedness.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


(1)      Material changes in financial condition (continued):

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

         The Company is upgrading and installing optical fiber in its cable systems at a rate such that in three years TCI anticipates that it will be serving the majority of its customers with state-of-the-art fiber optic cable systems. The Company's capital budget for 1994 is $1.0 billion to provide for the continued rebuilding of its cable systems. However, the Company is continually reevaluating its capital budget and such budget is subject to change based upon the effects to the Company's liquidity arising from rate regulation.

         Management believes that net cash provided by operating activities, the Company's ability to obtain additional financing (including its available lines of credit and its access to public debt markets as an investment grade debt security issuer) and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


(2)      Material changes in results of operations:

         On October 5, 1992, Congress enacted the 1992 Cable Act. In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Company's Regulated Services are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. The Company's new rates for Regulated Services (which were initially implemented in September of 1993, and further adjusted in July of 1994) are subject to review by the FCC, if a complaint has been filed, or the appropriate local franchising authority, if such authority has been certified. The rate increase moratorium, which was applicable to those rates charged for Regulated Services that were not subject to review by the FCC or local franchise authorities (as described above), began on April 5, 1993 and continued in effect through May 15, 1994. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

         Based on its analysis and interpretation of the FCC's 1993 and 1994 rate regulations, the Company estimates that the implementation of such regulations will result in an aggregate annualized reduction of revenue and operating income ranging from $280 million to $300 million. The estimated annualized reduction in revenue assumes that the FCC will not require further reductions beyond the current regulations and is prior to any possible mitigating factors (none of which is assured) such as (i) the provision of alternate service offerings (ii) the implementation of rate adjustments to non-regulated services and (iii) the utilization of cost-of-service methodologies, as described below.

         Subject to certain limitations, the FCC's rate regulations generally permit cable operators to adjust rates to account for inflation and increases in certain external costs, including increases in programming costs and compulsory copyright fees. However, the FCC is currently proposing that inflation increases may be required to be offset by a productivity factor.

         The revised benchmark regulations also provide a mechanism for adjusting rates when regulated tiers are affected by channel additions or deletions. The FCC has indicated that cable operators adding or deleting channels on a regulated tier will be required to adjust the per-channel benchmark for that tier based on the number of channels offered after the addition or deletion. The FCC also stated that the additional programming costs resulting from channel additions will be accorded the same external treatment as other program cost increases, and that cable operators will be permitted to recover a mark-up on their programming expenses of up to 7.5 percent. Such mark-up is currently under review by the FCC.

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

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


(2)      Material changes in results of operations (continued):

         The Company believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to adjustment upon review, as described above. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to the later of September 1, 1993, or one year prior to the certification date of the applicable franchise authority. The amount of refunds, if any, which could be payable by the Company in the event that any system's rates were to be successfully challenged, is not currently estimable.

         Based on the foregoing, the Company believes that the 1993 and 1994 rate regulations will have a material adverse effect on its results of operations.

         Revenue increased by approximately 4% for each of the three month and the six month periods ended June 30, 1994 compared to the corresponding periods of 1993. Such increase was the result of growth in subscriber levels within the Company's cable television systems (4%), the effect of certain acquisitions made subsequent to June 30, 1993 (1%) and certain new services (2%), net of a decrease in revenue (3%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In 1994, the Company anticipates that it will experience a decrease in the price charged for those services that are subject to rate regulation under the 1992 Cable Act.

         Operating costs and expenses have historically remained relatively constant as a percentage of revenue. However, due to the aforementioned program to upgrade and install optical fiber in its cable systems, the Company's capital expenditures and depreciation expense have increased. Additionally, the Company incurred $30 million of programming and marketing costs associated with the launch in 1994 of a new premium programming service to its subscribers. The Company recorded an adjustment of $18 million in 1994 to reduce its liability for compensation relating to stock appreciation rights resulting from a decline in the market price of the Company's Class A common stock. The Company cannot determine whether and to what extent increases in the cost of programming will effect its operating costs. Additionally, the Company cannot predict how these increases in the cost of programming will affect its revenue but intends to recover additional costs to the extent allowed by the aforementioned FCC rate regulations.

         The Company is a partner in certain joint ventures that are currently operating and constructing cable television and telephone systems in the United Kingdom and other parts of Europe. These joint ventures, which are accounted for under the equity method, have generated losses of which the Company's share in 1994 and 1993 amounted to $18 million and $20 million, respectively. In contrast to the Company's domestic operations, the Company's results of operations in the United Kingdom and other parts of Europe will continue to be subject to fluctuations in the applicable foreign currency exchange rates. At June 30, 1994, the Company's stockholders' equity includes a cumulative foreign currency translation loss of $14 million.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


(2)      Material changes in results of operations (continued):

         The Company's net earnings of $6 million for the three months ended June 30, 1994 represented a decrease of $20 million as compared to the Company's net earnings (before preferred stock dividends) of $26 million for the corresponding period of 1993. Such decrease is principally the result of the effect of the aforementioned reduction in rates charged for Regulated Services, the aforementioned increases in operating costs in 1994, net of the increase in revenue and the effect of improved share of earnings from Liberty.

         The Company's net earnings of $38 million for the six months ended June 30, 1994 represented a decrease of $41 million as compared to the Company's net earnings (before preferred stock dividends) of $79 million for the corresponding period of 1993. Such decrease is principally the result of the aforementioned reduction in rates charged for Regulated Services, the increases in operating costs in 1994, the decrease in gain on disposition of assets, net of the increase in revenue, the adjustment to compensation relating to stock appreciation rights and the effect of improved share of earnings from Liberty.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no material legal proceedings instituted during the quarter ended June 30, 1994 to which the Company or any of its consolidated subsidiaries is a party or of which any of their property is the subject, except as follows:

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

                        U.S. Corporate Investigations, Inc., vs.
                 Tele-Communications, Inc., et al. On April 29, 1994, plaintiff filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc., three individuals and one non-related corporation. The action alleges, inter alia, conversion of business records, conspiracy, and malicious interference with contract and business relations. Each of the seven counts seek compensatory damages of $2,000,000 and punitive damages of $20,000,000. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.          Legal Proceedings, continued

                          Elmer Lewis v. Tele-Communications, Inc., et at.  On
                 June 23, 1994, plaintiff filed suit in the Federal Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. (previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993). The suit alleges, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, invasion of privacy, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint seek compensatory damages of $1,000,000 and punitive damages of $5,000,000. The Company intends to contest the case. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         There were no material developments during the quarter ended June 30, 1994 in any of the existing legal proceedings which were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, except as follows:

                          Ranlee Communications, Inc. v. United Artists
                 Telecommunications, Inc. and United Artists Communications, Inc. This matter was filed in the United States District Court for the Eastern District of New York in September of 1989. Plaintiff alleges that defendant United Artists Telecommunications, Inc., by and through its parent United Artists Communications, Inc., the predecessor company of UAE (now a wholly-owned subsidiary of TCI), entered into an agreement with plaintiff wherein plaintiff was engaged as a manager to order, install and supervise telephone switching systems throughout the United States, and to order, install and supervise pay telephones in the Greater New York Metropolitan area, and that the defendants did wrongfully and in bad faith terminate the contract. Plaintiff seeks damages in excess of $100 million. Discovery has been completed. The Court has ruled against the defendants on their motion for summary judgment and defendants are proceeding with trial preparation and settlement negotiation. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly Tele-Communications, Inc.)


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits - None.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1994:

              Date of                 Item
              Report                Reported       Financial Statements Filed
              ------                --------       --------------------------
          April 6, 1994              Item 5        Liberty Media Corporation -
                                                    Year ended December 31, 1993

          May 27, 1994               Item 5        Liberty Media Corporation -
           (as amended by                           Three months ended
           Form 8-K/A,                              March 31, 1994
           Amendment #1)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TCI COMMUNICATIONS, INC.
                                        (formerly
                                        TELE-COMMUNICATIONS, INC.)





Date:  August 12, 1994                  By: /s/ JOHN C. MALONE
                                            John C. Malone
                                            President, and Chief
                                            Executive Officer




Date:  August 12, 1994                  By: /s/ DONNE F. FISHER
                                            Donne F. Fisher
                                            Executive Vice President




Date:  August 12, 1994                  By: /s/ GARY K. BRACKEN
                                            Gary K. Bracken, Controller
                                            and Senior Vice President
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)