Form 10-K405
period 1995-12-31
TCI COMMUNICATIONS INC
filed 1996-03-27
CIK 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____ to ____

Commission File Number 0-5550



                           TCI COMMUNICATIONS, INC.
        ---------------------------------------------------------------
            (Exact name of Registrant as specified in its charters)


       State of Delaware                                 84-0588868
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         5619 DTC Parkway
        Englewood, Colorado                                    80111
----------------------------------------                 -----------------
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (303) 267-5500

     Securities registered pursuant to Section 12(b) of the Act:
            8.72% Trust Originated Preferred Securities

     Securities registered pursuant to Section 12(g) of the Act:
            Cumulative Exchangeable Preferred Stock, Series A

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                                ---

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                       ------     -------

     The aggregate market value of the Cumulative Exchangeable Preferred Stock, Series A held by nonaffiliates of TCI Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1996, was $ 231,150,000.

     All of the Registrant's common stock is owned by Tele-Communicatons, Inc. The number of shares outstanding of the Registrant's common stock, as of January 31, 1996, was:

                  Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                           TCI COMMUNICATIONS, INC.

                        1995 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                      Page
                                                                      ----
                                    PART I


Item 1.    Business...............................................     I-1

Item 2.    Properties.............................................     I-22

Item 3.    Legal Proceedings......................................     I-22

Item 4.    Submission of Matters to a Vote of Security Holders....     I-31


                                    PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters...........................    II-1

Item 6.    Selected Financial Data................................    II-2

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................    II-3

Item 8.    Financial Statements and Supplementary Data............    II-16

Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure................    II-16


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.....   III-1

Item 11.   Executive Compensation.................................   III-4

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management........................................   III-12

Item 13.   Certain Relationships and Related Transactions.........   III-22


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K...................................    IV-1

                                    PART I.


Item 1.  Business.
------   --------

     (a) General Development of Business
         -------------------------------

     TCI Communications, Inc. ("TCIC" or the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. The Company is a Delaware corporation and was incorporated on August 20, 1968. The Company and its predecessors have been engaged in the cable television business since the early 1950's.

     As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. ("TCI"). TCIC is a subsidiary of TCI.

     On August 3, 1995, the stockholders of TCI approved an amendment to TCI's charter to (i) authorize two new series of common stock of TCI, designated the Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share and the Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share (collectively, the "Liberty Group Stock"), and (ii) redesignate TCI's Class A Common Stock, par value $1.00 per share, as the Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share, and the Class B Common Stock, par value $1.00 per share, as the Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the Series A and Series B TCI Group Common Stock are referred to collectively herein as the "TCI Group Stock"). The Liberty Group Stock is intended to reflect the separate performance of the newly created "Liberty Media Group", which consists of TCI's businesses which produce and distribute cable television programming services. The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995.

     In connection with the Distribution, subsidiaries of TCIC exchanged all of the TCI Class A common stock and TCI preferred stock owned by such subsidiaries for 267,944 shares of a new series of TCI Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock Series F (the "Series F Preferred Stock"). Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock.

     As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and an issue of TCI convertible preferred stock with an aggregate initial liquidation value of $300 million. Such preferred stock is convertible into 10 million shares of Series A TCI Group Stock and 2.5 million shares of Series A Liberty Group Stock.

     During 1994, TCIC, Comcast Corporation, Cox Communications, Inc. ("Cox" and together with TCIC and Comcast, the "Cable Partners") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which TCIC owns a 30% interest, the partners participated in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

     WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand.

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

     In March of 1995, the Cable Partners and Sprint (collectively, the "Partners") formed two new partnerships, of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. The Cable Partners agreed to contribute their interests in Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

     Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The Partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the business of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.

     Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

     Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.

     In July 1995, TCIC and TCI entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

     The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility.

     Viacom will offer to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). The Exchange Offer will be subject to a number of conditions, including a condition (the "Minimum Condition") that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.

     Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

     Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCIC believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCIC has concluded that consummation of the transaction is not yet probable. No assurance can be given that the transaction will be consummated.

     During the fourth quarter of 1994, TCI was reorganized based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming; and Technology/Venture Capital.

     (b) Financial Information about Industry Segments
         ---------------------------------------------

     The Company operates in the cable and communications services industry.

     (c) Narrative Description of Business
         ---------------------------------

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

     Service Charges. The Company offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic service " generally ranges from $8.00 to $10.00, and the monthly service fee for the "expanded" tier generally ranges from $11.00 to $15.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $15.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $5.00 per month, pay-per-view movies offered separately generally at $3.00 per movie and certain pay-per-view events offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

     The Company generally does not charge for additional outlets in a subscriber's home. As further enhancements to their cable services, customers may generally rent converters, with or without a remote control device, for a monthly charge ranging from $0.50 to $3.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.00 to $2.00. Also a nonrecurring installation charge (which is based upon the FCC's rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

     Monthly fees for basic and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

     As noted below, the Company's service offerings and rates were affected by rate regulations issued by the FCC in 1993 and 1994. See Regulation and Legislation below.

     Subscriber Data. TCIC operates its cable television systems either directly through its regional operating divisions or indirectly through certain subsidiaries or affiliated companies. Basic and Pay-TV cable and satellite customers served by TCIC and its consolidated subsidiaries are summarized as follows (amounts in millions):

                                        Basic subscribers at December 31,
                                        ---------------------------------
                                         1995   1994   1993   1992   1991
                                        -----  -----  -----  -----  -----
Managed through the Company's
   regional operating divisions (1)      11.8   10.5    9.8    9.4    6.4
TKR Cable II, Inc. and
   TKR Cable III, Inc. (2)                0.3    0.3    0.3    0.3     --
United Artists Entertainment Company
   ("UAE") (3)                             --     --     --     --    2.3
Other non-managed subsidiaries            0.3    0.3    0.2    0.2    0.2
                                         ----   ----   ----   ----   ----

                                         12.4   11.1   10.3    9.9    8.9
                                         ====   ====   ====   ====   ====



                                       Pay TV subscribers at December 31,
                                       ----------------------------------
                                        1995   1994   1993   1992   1991
                                       ------  -----  -----  -----  -----
Managed through the Company's
   regional operating divisions (1)      13.2   11.4    9.5    8.8    6.1
TKR Cable II, Inc. and
   TKR Cable III, Inc. (2)                0.2    0.2    0.2    0.3     --
UAE (3)                                    --     --     --     --    2.2
Other non-managed subsidiaries (4)        0.2    0.2    0.2    0.2    0.1
                                         ----   ----   ----   ----   ----

                                         13.6   11.8    9.9    9.3    8.4
                                         ====   ====   ====   ====   ====

_______________________

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

(2) Management of the remaining two Holding Companies was assumed by an affiliated company of TCIC in December of 1992.

(3) Management assumed by the Company's regional operating divisions in January of 1992.

     At December 31, 1995, TCIC operated substantially all of its consolidated cable television systems through four regional operating divisions -- Central, Great Lakes, Southeast and West. The table below sets forth certain statistical data of TCIC's regional operating divisions as of December 31, 1995.

                   Estimated
                     homes       Basic          Basic            Pay-TV              Pay
Division            passed    subscribers  penetration (1)  subscriptions (2)  penetration (3)
-----------------  ---------  -----------  ---------------  -----------------  ---------------
                                  amounts in millions, except for percentages

Central (4)           4.1        2.4            59%                2.8             117%

Great Lakes (5)       6.3        4.2            67%                4.3             102%

Southeast (6)         4.0        2.5            63%                3.0             120%

West (7)              4.4        2.7            61%                3.1             115%
                      ----      ----                              ----

      Total           18.8      11.8            63%               13.2             112%
                      ====      ====                              ====

_____________________

(1) Calculated by dividing the number of basic subscribers by the number of estimated homes passed.

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

(5) Great Lakes operating division includes cable television systems located in Connecticut, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont, West Virginia and Wisconsin.

(6) Southeast operating division includes cable television systems located in Alabama, Arkansas, Delaware, District of Columbia, Florida, Georgia, Iowa, Louisiana, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

(7) West operating division includes cable television systems located in Arizona, California, Idaho, Nevada, Montana, Oregon, Utah and Washington.

     TCIC operates cable television systems throughout the continental United States and, through certain joint ventures accounted for under the equity method.

     In addition to cable television subscribers, TCIC has satellite customers from an equity interest in a direct broadcast satellite partnership, PrimeStar Partners ("Primestar"). At December 31, 1995, TCIC had approximately 550,000 Primestar subscribers.

     The Company has entered into long-term agreements with a majority of its program suppliers in order to obtain favorable rates for programming and to protect the Company from unforeseen future increases in the Company's cost of programming.

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

     Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,100 of the Company's franchises expire within the next five years. This represents approximately twenty-five percent of the franchises held by the Company and involves approximately 4.4 million basic subscribers.

     Technological Changes. Cable operators have traditionally used coaxial cable for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. The Company is installing optical fiber technology in its cable systems at a rate such that in approximately two years TCIC anticipates that it will be serving the majority of its customers with this technology. The systems, which facilitate digital transmission of voice, video and data signals as discussed below, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point.

     Compressed digital video technology converts as many as ten analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal will be uplinked to a satellite, which will send the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal will convert the digital signal back into analog channels that can be viewed on a normal television set. The Company anticipates that it will begin offering such technology to its cable subscribers in three markets in late 1996 and intends to make such service available to approximately one-third of its cable subscribers by the end of 1997, depending upon the availability of set-top video terminals. However, since 1994, the Company has encountered repeated delays in the production and delivery of such devices by its suppliers. The Company will be required to further upgrade its existing distribution system to enable it to provide additional advanced services, such as two-way interactive technology. The Company is dependent upon further technological advances to enable it to provide such interactive services.

     During 1994, the Company established the National Digital Television Center ("NDTC") in Denver to compress, uplink, encrypt and authorize reception of digital television signals as well as provide digital television and multimedia production services. The NDTC currently has established long term contracts to provide services to 16 content providers, digitally compressing and/or distributing more than 125 channels of programming.

     Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations. Both the 1992 Cable Act and the recently enacted Telecommunications Act of 1996 ("1996 Telecom Act") are designed to increase competition in the cable television industry. See Regulation and Legislation below.

     There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems.

     A significant competitive impact is expected from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). The Company has an interest in an entity, Primestar, which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. At December 31, 1995, Primestar, through its partners, served an estimated 940,000 HSDs in the United States. Two other DBS operators, DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Such DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems.

     The competition from DBS will likely continue to grow. One DBS operator is preparing to launch a new DBS satellite. AT&T Corp. recently made a large investment in DirecTV and several other major companies are preparing the develop and operate high-power DBS systems, including MCI Communications Corp. ("MCI") and News Corp. MCI recently acquired rights to satellite frequencies for DBS in an FCC auction.

     DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise.

     Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS subscribers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions, and enable DBS to overcome the aforementioned disadvantages. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the rapid growth in DBS subscribers.

     The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. See "Regulation and Legislation" section. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through the acquisition of cable systems through the provision of wireless cable, or through the provision of upgraded telephone networks. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

     Another alternative method of distribution is multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS systems have access to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of money into the MMDS industry can be expected to accelerate its growth and its competitive impact.

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

     Although long distance telephone companies had no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the regional bell operating companies, which under the 1996 Telecom Act have been released, upon the terms and conditions of the 1996 Telecom Act, from the legal prohibitions on their ability to enter the long distance service market.

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

     Regulation and Legislation. The operation of cable television systems is extensively regulated through a combination of Federal legislation and FCC regulations, by some state governments and by most local government franchising authorities such as municipalities and counties. On February 8, 1996, the 1996 Telecom Act was signed into law. This new law will alter federal, state and local laws and regulations regarding telecommunications providers and cable television service providers, including the Company. The discussion below summarizes the 1996 Telecom Act and reviews the pre-existing federal cable television regulation as revised by the 1996 Telecom Act.

     The Telecommunications Act of 1996. The following is a summary of certain provisions of the 1996 Telecom Act which could materially affect the growth and operation of the cable television industry and the cable and telecommunications services provided by the Company. There are numerous rulemakings to be undertaken by the FCC which will interpret and implement the provisions discussed below. It is not possible at this time to predict the outcome of such rulemakings.

     Cable Rate Regulation.  Rate regulation of the Company's cable television
     ---------------------
services is divided between the FCC and local units of government such as states, counties or municipalities. The FCC's jurisdiction extends to the cable programming service tier ("CPST"), which consists largely of satellite-delivered programming (excluding basic tier programming and programming offered on a per-channel or per-program basis). Local units of governments (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for regulating rates for the basic tier of cable service ("BST"), which will typically contain at least the local broadcast stations and Public Access, Educational and Government ("PEG") channels. Equipment rates are also regulated by LFAs. The FCC retains appeal jurisdiction from LFA decisions. Cable services offered on a per-channel or per-program-only basis remain unregulated.

     The 1996 Telecom Act eliminates CPST rate regulation for the Company as of March 31, 1999. In the interim, CPST rate regulation can be triggered only by an LFA complaint to the FCC. An LFA complaint must be based upon more than one subscriber complaint. Prior to the 1996 Telecom Act, an FCC review of CPST rates could be occasioned by a single subscriber complaint to the FCC. The 1996 Telecom Act does not disturb existing or pending CPST rate settlements between the Company and the FCC. The Company's BST rates remain subject to LFA regulation under the 1996 Telecom Act.

     Existing law precludes rate regulation wherever a cable operator faces "effective competition." The 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including some broadcast channels) in the franchise area.

     Under the 1996 Telecom Act, the Company will be allowed to aggregate on a franchise, system, regional or company level, its equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category. The 1996 Telecom Act will allow the Company to average together costs of different types of converters (including non-addressable, addressable, and digital). The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These cost-aggregation rules do not apply to the limited equipment used by "BST-only" subscribers.

     Cable Uniform Rate Requirements.  The 1996 Telecom Act immediately relaxes
     -------------------------------
the "uniform rate" requirements of the 1992 Cable Act by specifying such requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about "predatory" pricing may be made to the FCC. Upon a prima facie showing that there are reasonable grounds to believe that the discounted price is predatory, the cable system operator will have the burden of proving otherwise.

     System Sales.  The 1996 Telecom Act changes the definition of a "cable
     ------------
system" so that competitive providers of video services will only be regulated and franchised as a cable system if they use public rights-of-way.

     Cable Pole Attachments.  Under the 1996 Telecom Act, investor-owned
     ----------------------
utilities must make poles and conduits available to cable systems under delineated terms. Electric utilities are given the right to deny access to particular poles on a nondiscriminatory basis for lack of capacity, safety, reliability, and generally accepted engineering purposes. The current method for determining rates charged by telephone and utility companies for cable delivery of cable and non-cable services will continue for five years. However, the FCC will establish a new formula for poles used by cable operators for telecommunications services which will result in higher pole rental rates for cable operators. Any increases pursuant to this formula may not begin for 5 years and will be phased in in equal increments over years 5 through 10. This new FCC formula does not apply in states which certify they regulate pole rents. Pole owners must impute pole rentals to themselves if they offer telecommunications or cable services. Cable operators need not pay future "make-ready" on poles currently contracted if the make-ready is required to accommodate the attachments of another user, including the pole owner.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act declares that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Telecom Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from LFAs for such services. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations.

     The 1996 Telecom Act clarifies that traditional cable franchise fees may only be based on revenues related to the provision of cable television services. However, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way.

     To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Telecom Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. Existing local exchange carriers ("LECs") also have the following obligations: (1) good faith negotiation with those seeking interconnection; (2) unbundling, equal access and non-discrimination requirements; (3) resale of services, including "resale at wholesale rates" (with an exception for certain low-priced residence services to business customers); (4) notice of changes in the network that would affect interconnection and interoperability; and (5) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical. The FCC has six months to "complete all actions necessary to establish regulations" needed to effectuate this section. The 1996 Telecom Act also directs the FCC, within one year of enactment, to adopt regulations for existing LECs to share infrastructure with qualifying carriers.

     Under the 1996 Telecom Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Cost of interconnection will not be determined in a rate of return proceeding. Traffic termination charges shall be "mutual and reciprocal." The 1996 Telecom Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("PSC") for approval. A PSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the PSC acts, an aggrieved party's remedy is to file a case in federal district court.

     The 1996 Telecom Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), although the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Telecom Act allows states to determine which intrastate telecommunications providers contribute to the USF. The purpose of the USF is to provide consumers in all regions, including low-income consumers and those consumers in rural, insular and high-cost areas, access to telecommunications and information services that are reasonably comparable to those services in urban areas at reasonably comparable rates.

     Telephone Company Entry Into Cable Television.  The 1996 Telecom Act allows
     ---------------------------------------------
telephone companies to compete directly with cable operators by repealing the telephone company-cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the regional bell operating companies, to compete with cable operators both inside and outside their telephone service areas. If a LEC provides video via radio waves, it is subject to broadcast jurisdiction. If a LEC provides common carrier channel service it is subject to common carrier jurisdiction. A LEC providing video programming to subscribers is otherwise regulated as a cable operator (including franchising, leased access, and customer service requirements), unless the LEC elects to provide its programming via an "open video system." LEC owned programming services will also be fully subject to program access requirements.

     The 1996 Telecom Act replaces the FCC's video dialtone rules with an "open video system" ("OVS") plan by which LECs can provide cable service in their telephone service area. LECs complying with the FCC OVS regulations will receive relaxed oversight. The 1996 Telecom Act requires the FCC to act on any such OVS certification within ten days of its filing. Only the program access, negative option billing prohibition, subscriber privacy, EEO, PEG, must-carry and retransmission consent provisions of the Communications Act of 1934, as amended, will apply to LECs providing OVS. Franchising, rate regulation, consumer service provisions, leased access and equipment compatibility will not apply. Cable copyright provisions will apply to programmers using OVS. LFAs may require OVS operators to pay "franchise fees" only to the extent that the OVS provider or its affiliates provide cable services over the OVS. OVS operators will be subject to LFA general right-of-way management regulations. Such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item.

     The 1996 Telecom Act requires the FCC to adopt, within six months, regulations prohibiting an OVS operator from discriminating among programmers, and ensuring the OVS rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, the FCC is to adopt regulations prohibiting a LEC-OVS operator, or its affiliates, from occupying more than one-third of the system's activated channels when demand for channels exceeds supply, although there are no numeric limits. The 1996 Telecom Act also mandates OVS regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations; and controlling the positioning of programmers on menus and program guides. The 1996 Telecom Act does not require LECs to use separate subsidiaries to provide incidental interLATA video or audio programming services to subscribers or for their own programming ventures.

     While there remains a general prohibition on LEC buyouts of cable systems (any ownership interest exceeding 10 percent), cable operator buyouts of LEC systems, and joint ventures between cable operators and LECs in the same market, the 1996 Telecom Act provides exceptions. A rural exemption permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area. Where a LEC purchases a cable system, that system plus any other system in which the LEC has an interest may not serve 10% or more of the LEC's telephone service area. Additional exceptions are also provided for such buyouts. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout provisions in cases where (1) the cable operator or LEC would be subject to undue economic distress, (2) the system or facilities would not be economically viable, or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. It is anticipated that large utility holding companies will become significant competitors to both cable television and other telecommunications providers.

     Cross-Ownership and Must Carry.  The 1996 Telecom Act eliminates
     ------------------------------
broadcast/cable cross-ownership restrictions (including broadcast network/cable restrictions), but leaves in place FCC regulations prohibiting local cross-ownership between television stations and cable systems. The FCC is empowered by the 1996 Telecom Act to adopt rules to ensure carriage, channel positioning and non-discriminatory treatment of non-affiliated broadcast stations by cable systems affiliated with a broadcast network. The SMATV and MMDS cable cross-ownership restrictions have been eliminated for cable operators subject to effective competition.

     The 1996 Telecom Act preserves must carry rights for local television broadcasters, and clarifies that the geographic scope of must carry is to be based on commercial publications which delineate television markets based on viewing patterns. The FCC is directed to grant or deny must carry requests within 120 days of a complaint being filed with the FCC.

     Cable Equipment Compatibility and Scrambling Requirements.  The 1996
     ---------------------------------------------------------
Telecom Act directs an FCC equipment comparability rulemaking emphasizing that
(1) narrow technical standards, mandating a minimum degree of common design among televisions, VCRs, and cable systems, and relying heavily on the open marketplace, should be pursued; (2) competition for all converter features unrelated to security descrambling should be maximized; and (3) adopted standards should not affect unrelated telephone and computer features. The 1996 Telecom Act directs the FCC to adopt regulations which assure the competitive availability of converters, ("navigation devices") from vendors other than cable operators. The 1996 Telecom Act provides that the FCC's rules may not impinge upon signal security concerns or theft of service protections. Waivers will be possible where the cable operator shows the waiver is necessary for the introduction of new services. Once the equipment market becomes competitive, FCC regulations in this area will be terminated.

     The 1996 Telecom Act requires cable operators, upon subscriber request, to fully scramble or block at no charge the audio and video portion of any channel not specifically subscribed to by a household. Further, the 1996 Telecom Act provides that sexually explicit programming must be fully scrambled or blocked. If the cable operator cannot fully scramble or block its signal, it must restrict transmission to those hours of the day when children are unlikely to view the programming.

     Cable Provision of Internet Services.  Transmitting indecent material via
     ------------------------------------
the Internet is made criminal by the 1996 Telecom Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. The 1996 Telecom Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

     Pre-existing Federal Regulation. The 1984 Cable Act and 1992 Cable Act extensively regulated the cable television industry and the vast majority of that regulation remains unchanged by the 1996 Telecom Act. Among other things, the 1984 Cable Act (a) requires cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (b) permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and governmental access; and (c) regulates the renewal of franchises.

     The 1992 Cable Act greatly expanded federal and local regulation of the cable television industry. The Company believes that the 1992 Cable Act taken as a whole has had and will continue to have a material adverse impact upon the cable industry in general and upon the Company's cable operations specifically. See related discussion under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain of the more significant areas of regulation imposed by the 1992 Cable Act are discussed below.

     Regulation of Program Licensing.  The 1992 Cable Act directed the FCC to
     -------------------------------
promulgate regulations regarding the sale and acquisition of cable programming between multichannel video program distributors (including cable operators) and programming services in which a cable operator has an attributable interest. The legislation and the implementation regulations adopted by the FCC preclude most exclusive programming contracts (unless the FCC first determines the contract serves the public interest) and generally prohibit a cable operator which has an attributable interest in a programmer from improperly influencing the terms and conditions of sale to unaffiliated multichannel video program distributors. Further, the 1992 Cable Act requires that such cable affiliated programmers make their programming services available to cable operators and competing video technologies such as MMDS and DBS, and to telephone company providers of video services, on terms and conditions that do not unfairly discriminate among such competitors.

     Regulation of Carriage of Programming.  Under the 1992 Cable Act, the FCC
     -------------------------------------
adopted regulations prohibiting cable operators from requiring a financial interest in a program service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete.

     Regulation of Cable Service Rates.  The 1992 Cable Act subjected the
     ---------------------------------
Company's cable systems to rate regulation, except in those cases where they face "effective competition". The FCC was required to establish standards and procedures governing regulation of rates for basic cable service, equipment and installation, which were then to be implemented by state and local franchising authorities. The 1992 Cable Act also required the FCC, upon complaint from a franchising authority or a cable subscriber, to review the "reasonableness" of rates for CPSTs. The 1996 Telecom Act amended the 1992 Cable Act to allow only LFAs to file complaints. Services offered on an individual basis, such as pay television and pay-per-view services, were not subject to rate regulation.

     On April 1, 1993, the FCC adopted rate regulations governing virtually all cable systems. Such regulations were revised on February 22, 1994. Under such regulations, existing basic and tier service rates typically are evaluated against "benchmark" rates established by the FCC and subject to mandatory reductions. Equipment and installation charges are regulated based on "actual costs". As noted above, the 1996 Telecom Act provides that rate regulation of the CPST automatically sunsets on March 31, 1999.

     The FCC also allowed cable operators to justify rates under "cost of service" rules, which allow "high cost" systems to establish rates in excess of the benchmark level. The FCC's interim cost of service rules allowed a cable operator to recover through rates for regulated cable services its normal operating expenses plus a rate of return equal to 11.25 percent on the rate base. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. On December 15, 1995, the FCC adopted slightly more favorable cost of service rules.

     The FCC's rate regulations generally permit cable operators to adjust rates to account for inflation and increases in certain external costs, including programming costs, to the extent such increases exceed the rate of inflation. However, a cable operator may pass through increases in the cost of programming services affiliated with such cable operator to the extent such costs exceed the rate of inflation only if the price charged by the programmer to the affiliated cable operator reflects either prevailing prices offered in the marketplace by the programmer to unaffiliated third parties or the fair market value of the programming. The FCC's revised regulations confirm that increases in pole attachment fees ordinarily will not be accorded external cost treatment. The FCC recently adopted a method for recovering external costs and inflation on an annual basis. The new method minimizes the need for frequent rate adjustments and the regulatory lag problems associated with the previous rate adjustment methodology.

     The regulations also provide mechanisms for adjusting rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators are allowed a flat ($.20) fee increase per channel added to an existing CPST, with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996. In 1997, an additional flat ($.20) fee increase will be available, and the license fees for additional channels and for increases in existing channels will no longer be subject to the aggregate cap. This optional approach for adding services is scheduled to expire on December 31, 1997.

     The FCC adopted additional rules that permit channels of new programming services to be added to cable systems in a separate new product tier which the FCC has determined will not be rate regulated at this time. The FCC has also adopted rules allowing operators to raise rates based on costs incurred in connection with a substantial upgrade of the cable system. The FCC provided additional rate relief for small operators that is not applicable to the Company, except to the extent it acquires systems already eligible for this favorable treatment.

     The Company reduced many of its existing rates and has limited rate increases to those increases allowed by FCC regulations. Such actions have had a material adverse effect on the operating income of the Company's cable systems. Many of these rate regulations are subject to change during the course of ongoing proceedings before the FCC.

     The Company has negotiated a rate settlement with the FCC which promises to resolve all liability for alleged overcharges in past CPST rates and to approve all existing CPST charges on a prospective basis. Under the terms of the proposed settlement (which is still awaiting final action by the FCC), the Company generally would provide a one time credit to each subscriber in a CPST regulated community. The aggregate amount of such credits is approximately $9 million.

     Regulation of Customer Service.  As required by the 1992 Cable Act, the FCC
     ------------------------------
has adopted comprehensive regulations establishing minimum standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

     Regulation of Carriage of Broadcast Stations.  The 1992 Cable Act granted
     --------------------------------------------
broadcasters a choice of "must carry" rights or "retransmission consent" rights. By October of 1993, cable operations were required to secure permission from broadcasters that elected retransmission consent rights before retransmitting the broadcasters' signals. Local and distant broadcasters can require cable operators to make a payment as a condition to carriage of such broadcasters' station on a cable system. (Established "superstations" were not granted such rights.)

     The 1992 Cable Act also imposed obligations to carry "local" broadcast stations for such stations which chose a "must carry" right, as distinguished from the "retransmission consent" right described above. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry, including the signals of stations carrying home-shopping programming and, depending on a cable system's channel capacity, non-commercial television broadcast signals. The United States Supreme Court is currently reviewing the constitutionality of the must carry regulations.

     Ownership Regulations.  The 1992 Cable Act required the FCC to (1)
     ---------------------
promulgate rules and regulations establishing reasonable limits on the number of cable subscribers which may be served by a single multiple system cable operator or entities in which it has an attributable interest, (2) prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest, and (3) consider the necessity and appropriateness of imposing limitations on the degree to which multichannel video programming distributors (including cable operators) may engage in the creation or production of video programming. On September 23, 1993, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest, (attributable for these purposes is defined as a 5% or greater ownership interest or the existence of any common directors) with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire interests in additional cable systems.

     On September 23, 1993, the FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services.

     In the same rulemaking, the FCC concluded that additional restrictions on the ability of multichannel distributors to engage in the creation or production of video programming presently are unwarranted.

     Under the 1992 Cable Act and the FCC's regulations, a cable operator may not hold a license for a MMDS system within the same geographic area in which it provides cable service. The 1996 Telecom Act would allow such ownership if effective competition exists in that geographic area.

     The 1992 Cable Act contains numerous other provisions which together with the 1984 Cable Act create a comprehensive regulatory framework. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions such as suspension of licenses and authorizations, issuance of cease and desist orders, and imposition of penalties that could be of severe consequence to the conduct of a cable operator's business. Many of the specific obligations imposed on the operation of cable television systems under these laws and regulations are complex, burdensome and increase the Company's cost of doing business.

     In the normal course of its business, the Company obtains licenses from the FCC for two-way communications stations, and in certain cases, microwave relay stations and other facilities. Based upon its experience and knowledge with the renewal process, the Company has no reason to believe that such licenses will not be renewed as they expire.

     Pursuant to lease agreements with local public utilities, the cable facilities in the Company's cable television systems are generally attached to utility poles or are in underground ducts controlled by the utility owners. The rates and conditions imposed on the Company for such attachments or occupation of utility space are generally subject to regulation by the FCC or, in some instances, by state agencies, and are subject to change. As described above, the 1996 Telecom Act significantly revises the regulation of pole attachment rates and access.

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

     State and Local Regulation. Cable television systems are generally licensed or "franchised" by local municipal or county governments and, in some cases, by centralized state authorities with such franchises being given for fixed periods of time subject to extension or renewal largely at the discretion of the issuing authority. The specific terms and conditions of such franchises vary significantly depending on the locality, population, competitive services, and a host of other factors. While this variance takes place even among systems of essentially the same size in the same state, franchises generally are comprehensive in nature and impose requirements on the cable operator relating to all aspects of cable service including franchise fees, technical requirements, channel capacity, subscriber rates, consumer and service standards, "access" channel and studio facilities, insurance and penalty provisions and the like. Local franchise authorities generally control the sale or transfer of cable systems to third parties. The franchising process, like the federal regulatory climate, is highly politicized and no assurances can be given that the Company's franchises will be extended or renewed or that other problems will not be engendered at the local level. In connection with the franchise renewal process, LFAs commonly request the provision of enhanced cable system technology as a condition of franchise renewal. The 1984 Cable Act grants certain protective procedures in connection with renewal of cable franchises, which procedures were further clarified by the renewal provisions of the 1992 Cable Act.

     Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation.

     GENERAL
     -------

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

     At December 31, 1995, the Company had approximately 32,500 employees. Of these employees, approximately 750 were located in its corporate headquarters and most of the balance were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems.

(d)  Financial Information about Foreign & Domestic Operations and Export Sales
     --------------------------------------------------------------------------

     The Company has neither material foreign operations nor export sales.

Item 2.  Properties.
------   ----------

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


Item 3.  Legal Proceedings.
------   -----------------

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

     On September 30, 1994, an action captioned The Carter Revocable Trust by H.
                                                --------------------------------
Allen Carter and Sharlynn Carter as Trustee v. Tele-Communications, Inc.; IR-
----------------------------------------------------------------------------
Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels &
--------------------------------------------------------------------------------
Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States
------------------------------------
District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners III (now known as IR-TCI Partners
III), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and Daniels & Associates, Inc. (now known as TCI Cablevision Associates, Inc. or "D&A") breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 3 (the "ACT 3 Partnership"), in connection with (i) the sale to TCI Communications, Inc. of ACT 3 Partnership's ownership interest in the Redlands System and (ii) the sale to affiliates of TCIC of ACT 3 Partnership's ownership interests in other cable television systems (the "ACT 3 Transactions").

     Plaintiff brings this action on behalf of himself and purports to bring it as a class action on behalf of all persons who were limited partners of the ACT 3 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 3 Transactions that allegedly "resulted in the dissolution of the ACT 3 Partnership and the loss of their limited partnership interests."

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

     Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. The case is not currently set for trial, but there is a pre-trial conference scheduled for April 9, 1996. Defendants will be filing a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     On September 30, 1994, an action captioned WEBBCO v. Tele-Communications,
                                                ------------------------------
Inc.; IR-Daniels Partners II; Daniels Ventures, Inc.; Cablevision Equities III;
-------------------------------------------------------------------------------
Daniels & Associates, Inc.; and John V. Saeman, 94-N-2254, was filed in the
----------------------------------------------
United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners II (now known as IR-TCI Partners II), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and D&A breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 2 (the "ACT 2 Partnership"), in connection with the sale to TCIC of ACT 2 Partnership's ownership interest in the Redlands System (the "ACT 2 Transaction").

     Plaintiff brings this action on behalf of himself and purports to bring it as a class action on behalf of all persons who were limited partners of the ACT 2 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 2 Transaction that allegedly "resulted in the dissolution of the ACT 2 Partnership and the loss of their limited partnership interests."

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

     Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. The case is not currently set for trial, but there is a pre-trial conference scheduled for April 9, 1996. Defendants will be filing a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

       Intellectual Property Development Corporation v. UA-Columbia Cablevision
       ------------------------------------------------------------------------
of Westchester, Inc. and Tele-Communications, Inc.  On September 1, 1994,
--------------------------------------------------
plaintiff filed suit in federal court in New York for the alleged infringement of a patent for an invention used in broadcasting systems with fiber optic transmission lines. Plaintiff seeks injunctive relief and unspecified treble damages. The patent at issue expired on January 16, 1996, thereby eliminating any claim for injunctive relief by plaintiff. The issues now center around whether defendants owe past damages up to the time the patent expired. Discovery is currently ongoing. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition of this action should not have a material adverse effect upon the financial condition of the Company.

     Cooper, et al. v. UCTC of Baltimore, Inc., et al.  On October 24, 1994,
     -------------------------------------------------
plaintiffs, three current employees of United Cable Television of Baltimore Limited Partnership and two spouses of such current employees, filed suit in the Circuit Court for Baltimore City against UCTC of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, TCI East, Inc. and Tele-Communications, Inc. The suit alleges, inter alia, eight various tort claims,
                                        ----- ----
including assault, false imprisonment, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each plaintiff seeks $1,000,000 compensatory damages and $5,000,000 punitive damages per count. The loss of consortium claim is limited to four of the five plaintiffs. On November 1, 1994, plaintiffs also filed an action in United States District Court for the District of Maryland alleging discrimination on the basis of race in violation of 42 U.S.C. (S)1981 and loss of consortium.
Both counts sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages for each plaintiff (the loss of consortium claim is limited to four of the five plaintiffs). On January 6, 1995, the parties stipulated to the dismissal of the case without prejudice, which dismissal the Court approved on January 9, 1995. A Motion to Dismiss was filed in the state court action and the Court dismissed plaintiffs' claims for intentional infliction of emotional distress, false light and privacy violations without prejudice and granted plaintiffs' leave to amend the complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given, as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Miles Whittenburg, Jr., et al., v. Tele-Communications, Inc., et al.  On
     --------------------------------------------------------------------
April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, nine various tort claims, including but not
                  ----------
limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. On October 24, 1994, plaintiffs also filed in the United States District Court for the District of Maryland, a lawsuit containing claims of discrimination on the basis of race in violation of 42 U.S.C. (S)1981 and loss of consortium. Both counts sought compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. The loss of consortium claims apply to eight of the plaintiffs. On January 6, 1995, the parties stipulated to the dismissal of the case without prejudice, which dismissal the Court approved on January 9, 1995. The Company intends to contest the state court case. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Elmer Lewis v. Tele-Communications, Inc., et al.  On June 23, 1994,
     ------------------------------------------------
plaintiff filed suit in the United States District Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. The suit alleges, inter alia, false
                                                    ----------
imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint seek compensatory damages of $1,000,000 and punitive damages of $5,000,000. In a decision dated October 3, 1994, the Court granted defendants' motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 4, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to Circuit Court for Baltimore City. On February 14, 1995, Lewis and his spouse filed an amended complaint in Circuit Court for Baltimore City against the current defendants (the amended complaint was consolidated with the Belgrave and Fannell
                                                            --------     -------
plaintiffs). Lewis alleges assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Lewis and his spouse also allege loss of consortium. Each claim seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest the case. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Tyrone Belgrave, et al., v. Tele-Communications, Inc., et al.  On February
     -------------------------------------------------------------
8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleges, inter alia, false imprisonment, assault,
                                  ----------
employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each seek compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each seek compensatory damages for $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland. In a decision dated October 3, 1994, the Court granted defendants motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, 37 persons (the 27 original plaintiffs and 10 spouses of plaintiffs) filed an amended complaint in Circuit Court for Baltimore City against the current defendants. (The amended complaint was consolidated with the Lewis and Fannell
                                                              -----     -------
plaintiffs). The 27 existing plaintiffs allege assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Ten existing plaintiffs and their spouses allege loss on consortium. Ten existing plaintiffs also allege wrongful discharge and civil conspiracy to wrongfully terminate. Each claim seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest the case. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Viacom International, Inc. v. Tele-Communications, Inc., Liberty Media
     ----------------------------------------------------------------------
Corporation, Satellite Services, Inc., Encore Media Corporation, NetLink USA,
-----------------------------------------------------------------------------
Comcast Corporation, and QVC Network, Inc.  This suit was filed on September 23,
------------------------------------------
1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleges that the Company violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc. - Paramount Communications, Inc. ("Paramount") merger agreement and with plaintiff's prospective business advantage. The amended complaint further alleges that even if plaintiff is ultimately successful in its bid to acquire Paramount, its competitive position will still be diminished because the Company, through Liberty, will have forced plaintiff to expend additional financial resources to consummate the acquisition. Plaintiff is seeking permanent injunctive relief and actual and punitive or treble damages of an undisclosed amount. Plaintiff claims that the Company, along with Liberty, has conspired to use its monopoly power in cable television markets to weaken unaffiliated programmers and deny access to essential facilities necessary for distributing programming to cable television systems. Plaintiff also alleges that the Company has conspired to deny essential technology necessary for distributing programming to owners of home satellite dishes. Plaintiff claims that the Company is engaging in these alleged conspiracies in an attempt to monopolize alleged national markets for non-broadcast television programming and distribution. On October 11, 1994, the United States District Court granted Tele-Communications, Inc. and the other defendants' motion for partial summary judgment and dismissed Viacom's $2 billion damage claim alleging that defendants tortiously interfered with its contract to merge with Paramount and with the prospective business advantage Viacom claimed it had in seeking to merge with Paramount. The Court also held that the $2 billion difference between plaintiff's cost to acquire Paramount under its original proposed merger agreement with Paramount and the costs it finally incurred when plaintiff acquired Paramount pursuant to a merger agreement entered into after an auction, was not incurred as a result of an antitrust injury and could not be asserted as a discreet element of Viacom's damage even if Viacom was ultimately successful in proving any or all of its antitrust claims. Viacom has also voluntarily dismissed its claims that the defendants violated Section 7 of the Clayton Act and that certain of the defendants breached the affiliation agreement they had with Viacom. On January 20, 1995, the parties entered into a settlement agreement under which this action is to be dismissed with prejudice contemporaneously with the first closing of the sale of certain cable systems pursuant to the Tele-Vue Agreement. The Stipulation of Discontinuance with Prejudice has been executed by the parties and is being held in escrow pending the first closing described above. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Euan Fannell v. Tele-Communications, Inc., et al.  On February 8, 1994,
     -------------------------------------------------
Euan Fannell, the former general manager of UCTC of Baltimore, Inc. filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleges, inter alia, employment defamation,
                                        ----------
intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, breach of contract, and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise of the Company. The plaintiff seeks $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to the intentional infliction of emotional distress claim; and $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to each of five other counts. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland and the case was subsequently consolidated with the Belgrave case. In a decision
                                                --------
dated November 15, 1994, the federal court dismissed plaintiffs' intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, plaintiff filed an amended complaint in Circuit Court for Baltimore City against the current defendants. The amended action alleges intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, and breach of contract. With respect to all claims other than breach of contract, plaintiff seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages. With respect to the breach of contract claim, plaintiff seeks $100,000 plus prejudgment interest. The Company intends to contest the case. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Leonie Palumbo, et al. v. Tele-Communications, Inc., et al.  On February 8,
     -----------------------------------------------------------
1994, Leonie Palumbo, a former employee of TCI East, Inc., filed a class action suit in the United States District Court for the District of Columbia against Tele-Communications, Inc., John Malone, and J.C. Sparkman. The action alleges, on behalf of a class of past, present and future black employees of the Company, and all past, present and future black applicants for employment with the Company, discrimination on the basis of race. The complaint seeks unspecified compensation and punitive damages as well as injunctive relief for these violations. On June 22, 1994, defendants moved to disqualify plaintiffs' counsel on the ground that during the time period relevant to the case, plaintiffs' lead counsel had an ownership interest and fiduciary responsibilities relating to United Cable Television of Baltimore Limited Partnership, one of the cable systems whose policies and practices are under attack. Plaintiffs' lead counsel was a member of the board of UCTC of Baltimore, Inc., the general partner of United Cable Television of Baltimore Limited Partnership. By Order dated August 30, 1994, the Court granted Defendants' Motion and gave plaintiffs 60 days to find substitute counsel. At a status conference on April 26, 1995, the Court dismissed the action without prejudice, with the understanding that plaintiffs would have six months to reinstitute the case with new counsel and that defendants would not raise any objection to plaintiffs' reopening the case within the six month period in the event that new counsel was retained. The six month period has expired and no substitute counsel has surfaced for plaintiffs. Accordingly, this case will not be reported in future filings.

     Les Dunnaville v. United Artists Cable, et al.  On February 9, 1994, Les
     ----------------------------------------------
Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushie (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with
                                 ----------
contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in Defendants' favor on or about March 15, 1996. Unless an appeal is filed within 45 days, the case will be closed. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Tony Jeffreys, et al v. Tele-Communications, Inc. et al.  On February 7,
     --------------------------------------------------------
1995, Tony Jeffreys and 41 current and former employees of United Cable Television of Baltimore Limited Partnership filed a complaint in Circuit Court for Baltimore City against Tele-Communications, Inc., UCT of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. With two exceptions, these plaintiffs are also parties to identical claims asserted in the amended complaints filed on February 14, 1994 in the previously described Belgrave, Fannell and Lewis actions. The
                                 --------  -------     -----
action alleges, in part, that the defendants engaged U.S. Corporate Investigations, Inc. and Blackburn Associates and conspired to illegally terminate the employment of management personnel and employees of the Baltimore system which culminated in the October 26, 1993, incident described in earlier reports. Plaintiffs seek damages in connection with their claims of assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation as to plaintiff Fannell, defamation as to all plaintiffs except Fannell, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, breach of contract as to plaintiff Fannell, and loss of consortium. Each count seeks $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The Company intends to contest this action. Motions to Dismiss were filed in this consolidated action and the Court entered an Order dismissing plaintiffs' claims for intentional infliction of emotional distress and wrongful discharge without prejudice and granted plaintiffs' leave to amend their complaint. Discovery is currently ongoing and trial is scheduled to commence October 21, 1996. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Donald E. Watson v. Tele-Communications, Inc., et al.  On March 10, 1995,
     -----------------------------------------------------
Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. The action alleges breach of settlement agreement, intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, tortious interference with economic relations, and discrimination on the basis of race. Three counts in the Complaint seek compensatory damages of $2,500,000 and punitive damages of $25,000,000; one count seeks compensatory damages of $2,500,000 and punitive damages of $40,000,000; and two counts each seek compensatory damages of $20,000,000 and punitive damages of $40,000,000. The Company intends to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Louis Beverly v. Tele-Communications, Inc., et al.  On July 27, 1995, Louis
     --------------------------------------------------
Beverly, a former employee of United Cable Television of Baltimore Limited Partnership filed a complaint in United States District Court for the District of Maryland against Tele-Communications, Inc., United Artists Cable of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc., and TCI East, Inc. The plaintiff alleges, in part, that his termination on September 11, 1987, was the result of racial discrimination. Plaintiff filed five counts, including race discrimination (Title VII), violation of 42 USC 1981, defamation, invasion of privacy (false light), and assault and battery. Each count seeks $3,000,000 in compensatory and $6,000,000 in punitive damages, an award of all bonuses and other compensation lost due to defendants' actions as well as attorneys' fees, costs, and pre-judgment interest. On February 14, 1996, the Court granted defendants' Motion dismissing Tele-Communications, Inc., and TCI East, Inc. as parties, along with various counts asserted by the plaintiffs including 42 USC 1981, defamation, invasion of privacy, and assault and battery. United Artists Cable of Baltimore was also dismissed from the Title VII claim for race discrimination. Currently, the only damages available to plaintiff are those which existed prior to the amendment to the Civil Rights Act of 1991. As the case currently stands, the remaining defendants are faced with one count without exposure to punitive damages. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Clarence L. Elder, both individually and as the group Representative vs.
     ------------------------------------------------------------------------
Tele-Communications, Inc. et al.  On December 18, 1995, plaintiff filed suit in
---------------------------------
the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. Plaintiff claims he was wrongfully denied certain preference distributions, rights to purchase stock, rights to escrow funds, and tax distributions. Plaintiff claims entitlement to compensatory damages in excess of $70,000,000 plus punitive damages in excess of $450,000,000. Plaintiff asserts claims for: breach of contract; negligent misrepresentation; negligence; unjust enrichment; conversion; fraud; and breach of fiduciary duty. The Company intends to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

                                   PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     All of TCI Communications, Inc.'s (the "Company") common stock is owned by Tele-Communications, Inc. No dividends have been paid on the Company's common stock.

Item 6.  Selected Financial Data.
------   -----------------------

     The following tables present selected information relating to the financial condition and results of operations of TCI Communications, Inc. for the past five years. The following data should be read in conjunction with TCI Communications, Inc.'s consolidated financial statements.

                                                     December 31,
                                    ----------------------------------------------
                                       1995      1994*    1993*    1992*    1991*
                                    ----------  -------  -------  -------  -------
                                                 amounts in millions
Summary Balance Sheet Data:
---------------------------
Property and equipment, net         $    6,605   5,579    4,935    4,562    4,081

Franchise costs, net                $   11,563   9,297    9,197    9,300    8,104

Net assets of discontinued
   operations                       $       --      --       --       --      242

Total assets                        $   19,981  15,880   16,527   16,315   15,169

Debt                                $   12,635  10,712    9,900   10,285    9,455

Redeemable preferred stock          $       --      --       18      110      115

Stockholder's(s') equity            $    1,729     683    2,116    1,728    1,571

Common shares outstanding
 (net of treasury shares):
   Class A common stock                      1       1      403      382      370
   Class B common stock                     --      --       47       48       49
                                                 Years ended December 31,
                                     ----------------------------------------------
                                         1995     1994*    1993*    1992*    1991*
                                     ---------   -------  -------  -------  -------
                                                    amounts in millions
Summary Statement of
--------------------
 Operations Data:
-----------------
Revenue                                $ 5,118   4,318    4,153    3,574    3,214

Operating income                       $   803     818      916      864      674

Earnings (loss) from:
   Continuing operations               $  (120)     94       (5)       8      (77)
   Discontinued operations                  --      --       --      (15)     (19)
                                       ------- -------  -------  -------  -------
                                          (120)     94       (5)      (7)     (96)
Dividend requirement on
  preferred stocks                          --      --       (2)     (15)      --
                                       ------- -------  -------  -------  -------

Net earnings (loss) attributable
   to common stockholder(s)            $  (120)     94       (7)     (22)     (96)
                                       =======  ======= =======  =======  =======
------------------------

* Restated - see note 3 to the TCI Communications, Inc. consolidated financial statements included in Part II of this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         --------------

     General
     -------

     As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC" or the "Company") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. ("TCI"). TCIC is a subsidiary of TCI.

     During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; International Cable Programming ("TINTA"); and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) Turner Broadcasting System, Inc. ("TBS") and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TCI/US WEST Cable Communications Group ("TeleWest UK") was transferred to TINTA. In the first quarter of 1995, TCIC transferred certain additional assets to TINTA.

     On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of the Programming Unit ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

     In connection with the Distribution, subsidiaries of TCIC exchanged all of the TCI Class A common stock and TCI preferred stock owned by such subsidiaries for 267,944 shares of a new series of TCI Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock Series F (the "Series F Preferred Stock"). Subsequent to such exchange, a holder of 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock.

     Summary of Operations
     ---------------------

     The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue and the percentage increase or decrease of the dollar amount of such items as compared to the prior period. This summary provides trend data relating to TCIC's normal recurring operations. Other items of significance are discussed separately under the captions "Other Income and Expense", "Income Taxes" and "Net Earnings (Loss)" below.

                            Relationship to      Period to Period
                                Revenue              Increase
                              Years ended          Years ended
                             December 31,          December 31,
                          -------------------  --------------------
                          1995   1994   1993    1994-95    1993-94
                          -----  -----  -----  ---------  ---------
Revenue                    100%   100%   100%       19%         4%

Operating costs and
   expenses before
   depreciation and
   amortization             60     58     56        23%         8%
Depreciation and
    amortization            24     23     22        24%         8%
                          ----   ----   ----

Operating income            16%    19%    22%       (2%)      (11%)
                          ====   ====   ====

     On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established bench mark rates in 1993, which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

     The FCC also allowed cable operators to justify rates under "cost of service" rules, which allow "high cost" systems to establish rates in excess of the benchmark level. The FCC's interim cost of service rules allowed a cable operator to recover through rates for regulated cable services its normal operating expenses plus a rate of return equal to 11.25 percent on the rate base. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the book value of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. On December 15, 1995, the FCC adopted slightly more favorable cost of service rules.

     The regulations also provide mechanisms for adjusting rates when regulated tiers are affected by channel additions or deletions. Additional programming costs resulting from channel additions can be accorded the same external treatment as other program costs increases, and cable operators presently are permitted to recover a mark-up on their programming expenses. Under one option, operators are allowed a flat ($.20) fee increase per channel added to an existing cable programming services tier ("CPST"), with an aggregate cap on such increases ($1.20) plus a license fee reserve ($.30) through 1996. In 1997, an additional flat ($.20) fee increase will be available, and the license fees for additional channels and for increases in existing channels will no longer be subject to the aggregate cap. This optional approach for adding services is schedule to expires on December 31, 1997.

     TCIC reduced its rates in 1993 and 1994 and limited its rate increase in 1995 in response to FCC regulations. TCIC believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

     On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the CPST currently pending against cable systems owned by TCIC. If the proposed resolution is accepted by the FCC, TCIC will settle all pending complaints by a one-time credit to each subscriber on CPST regulated franchises. The aggregate amount of such credits is approximately $9 million and had previously been accrued by TCIC. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCIC has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulations prior to September 15, 1995. However, TCIC will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCIC does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period has ended and TCIC is awaiting final action by the FCC.

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate CPST rates until 1999 (and basic service tier rates will remain regulated thereafter), TCIC believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

     Revenue increased by approximately 19% from 1994 to 1995. Such increase was the result of growth in subscriber levels within TCIC's cable television systems (3%), increases in the rates charged to TCIC's subscribers from inflation increases, the provision of new channels and increases in equipment costs (4%), the effect of certain acquisitions (8%), growth in TCIC's satellite subscribers (4%), growth in revenue generated by TCIC's common carrier microwave assets (1%), and growth in advertising sales (1%), net of a decrease in revenue due to the transfer of Netlink USA to the Programming unit in the Reorganization (2%).

     Revenue increased by approximately 4% from 1993 to 1994. Such increase was the result of growth in subscriber levels within TCIC's cable television systems (5%), the effect of certain acquisitions (2%) and certain new services (1%), net of a decrease in revenue (4%) due to rate reductions required by rate regulation implemented pursuant to the 1992 Cable Act. In the second half of 1994, as a result of the FCC revision of its rate regulations which reduced benchmark rates, TCIC experienced an additional decrease, in excess of that which was incurred in 1993, in prices charged for its Regulated Services.

     Included in TCIC's total revenue is revenue generated by TCIC's common carrier microwave assets amounting to $80 million, $45 million and $55 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     Operating costs and expenses before depreciation and amortization have increased 23% for the year ended December 31, 1995 compared to the corresponding period of 1994. Such increase is consistent with the increase in revenue discussed above and is due primarily to acquisitions and increased direct broadcast satellite expenses. As a percent of revenue, operating expenses and selling, general and administrative expenses were relatively comparable over the 1995 and 1994 periods. During 1995, the Company changed its approach to how it ordered and stored excess cable distribution equipment. The Company created material support centers and consolidated all of its excess inventory. In conjunction with this change, the Company incurred $5 million of costs. Additionally, during 1995, the Company incurred approximately $22 million in expenses related to initiatives to improve its customer service, to begin the redesign of its computer and accounting systems and to promote and market the Company's products. During the fourth quarter of 1995, the Company incurred $25 million in expenses related to payment of bonuses to the majority of its employees.

     Programming expenses represented $979 million (32%), $845 million (34%) and $740 million (32%) of total operating costs and expenses before depreciation and amortization during 1995, 1994 and 1993, respectively. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in Regulated Services.

     The Company will experience an increase in programming costs in the first five months of 1996 without increasing its rates charged to its customers at that time. In June of 1996, the Company will be entitled to an increase in its service rates for increased programming costs and inflation. FCC regulations provide for the Company to further increase its rates by an additional amount intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

     TCIC has an investment in a direct broadcast satellite partnership, Primestar Partners ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who then provide satellite service to their customers. During 1995, TCIC's revenue and expenses related to such satellite service have increased significantly as the number of TCIC's Primestar subscribers increased from approximately 100,000 subscribers at January 1, 1995 to approximately 550,000 subscribers at December 31, 1995. During the year ended December 31, 1995, revenue increased from $30 million to $207 million and operating, selling, general and administrative expenses increased from $18 million to $197 million, as compared to the year ended December 31, 1994. TCIC incurs significant sales commissions and installation costs when customers initially subscribe. Therefore, as long as TCIC continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

     Operating costs and expenses before depreciation and amortization increased 8% for the year ended December 31, 1994 compared to the corresponding period of 1993. TCIC incurred $29 million of programming and marketing costs associated with the launch in 1994 of a new premium programming service to its subscribers. In 1993, TCIC incurred certain one-time direct charges relating to the implementation of the FCC rate regulations.

     The increase in TCIC's depreciation expense in 1995 is due to acquisitions, as well as increased capital expenditures incurred to upgrade and install optical fiber technology in TCIC's cable systems. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The increase in amortization expense in 1995 is due to acquisitions.

     The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

     Other Income and Expense
     ------------------------

     TCIC's interest expense increased $185 million or 24% during 1995 as compared to 1994 and $46 million or 6% during 1994 as compared to 1993. Such increases are the result of higher interest rates and debt balances. TCIC's weighted average interest rate on borrowings was 8.1%, 7.5% and 7.2% during 1995, 1994 and 1993, respectively.

     TCIC had an investment in TeleWest UK in 1994, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest UK, which was accounted for under the equity method, comprised $40 million and $28 million of TCIC's share of its affiliates' losses in 1994 and 1993, respectively. In February 1994, TCIC acquired a consolidated investment in Flextech p.l.c. ("Flextech"). Flextech accounted for net losses in 1994 of $21 million (before deducting the minority interests' 40% share of such losses). In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to the International Cable and Programming unit effective December 1, 1994, and TCIC is no longer exposed to the risk associated with unfavorable fluctuations in foreign currency exchange rates nor will it continue to incur the aforementioned losses associated with such investments.

     Prior to the Reorganization, TCI and US WEST, Inc. each exchanged their respective 50% ownership interest in TeleWest UK for 302,250,000 ordinary shares and 76,500,000 convertible preference shares of TeleWest Communications plc ("TeleWest Communications") (the "TeleWest Exchange"). Following the completion of the TeleWest Exchange, TeleWest Communications conducted an initial public offering in November of 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of (Pounds)401 million (the "TeleWest IPO"). Upon completion of the TeleWest Exchange and the TeleWest IPO, TCI and US WEST, Inc. each became the owners of 36% of the ordinary shares and 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications. As a result of the TeleWest IPO and the associated dilution of TCI's ownership interest of TeleWest Communications, TCIC recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million) in 1994.

     On July 11, 1994, Rainbow Program Enterprise purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in TCIC's share of Liberty's earnings prior to the TCI/Liberty Combination.

     During 1995, 1994 and 1993, TCIC recorded losses of $6 million, $9 million and $17 million, respectively, from early extinguishments of debt. There may be additional losses associated with early extinguishments of debt in the future.

     Interest and dividend income was $34 million, $35 million and $34 million in 1995, 1994 and 1993, respectively. Included in the 1994 and 1993 amounts were $5 million of dividends earned on TCIC's investment in TBS. Subsequent to the Reorganization, TCIC no longer is the recipient of such stock dividends.

     Income Taxes
     ------------

     New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. TCIC reflected the tax rate change in its consolidated statements of operations. Such tax rate change resulted in an increase of $76 million to TCIC's income tax expense and deferred income tax liability in the third quarter of 1993.

     Net Earnings (Loss)
     -------------------

     TCIC's net loss of $120 million for the year ended December 31, 1995 represented a decrease of $214 million as compared to TCIC's net earnings of $94 million for the corresponding period of 1994. Such decrease is the net result of an increase in interest expense due to higher debt levels, the dilution of share of earnings of Liberty due to the TCI/Liberty Combination, TCIC's recognition of a nonrecurring gain resulting from the TeleWest IPO in 1994 and a decrease in operating income.

     TCIC's net earnings of $94 million for the year ended December 31, 1994 represented an increase of $99 million as compared to TCIC's net loss (before preferred stock dividends) of $5 million for the corresponding period of 1993. Such increase is principally the result of the effect of improved share of earnings from Liberty prior to the TCI/Liberty Combination (principally resulting from the gain recognized by Liberty upon the sale of its investment in
AMC), TCIC's recognition of a nonrecurring gain resulting from the TeleWest IPO and the associated dilution of TCIC's ownership interest in TeleWest Communications, and the reduction in income tax expense (principally resulting from the required recognition in the third quarter of 1993 of the cumulative effect of the change in the Federal income tax rate from 34% to 35%), net of the effect of the aforementioned reduction in rates charged for Regulated Services and the decrease in gain on disposition of assets.

     Inflation has not had a significant impact on TCIC's results of operations during the three-year period ended December 31, 1995.

     Recent Accounting Pronouncements
     --------------------------------

     In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCIC will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by Statement
No. 123 in the notes to future financial statements.

     Liquidity and Capital Resources
     -------------------------------

     During 1994, TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox" and together with TCIC and Comcast, the "Cable Partners") and Sprint Corporation ("Sprint") formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which TCIC owns a 30% interest, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the FCC. In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

     WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand. The Company owns a 30% interest in WirelessCo.

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

     In March of 1995, the Cable Partners and Sprint (collectively, the "Partners") formed two new partnerships of which the principal partnership is MajorCo, L.P. ("MajorCo"), to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. The Cable partners agreed to contribute their interests in Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

     Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The Partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the business of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners also agreed to the termination of the agreement to contribute the Cable Partners' interests in TCG to NewTelco.

     Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

     Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that MajorCo will require additional equity thereafter.

     As of January 26, 1995, TCI, TCIC, and TeleCable Corporation ("TeleCable") consummated a transaction whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's shareholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred stock, Series D (the "Series D Preferred Stock") with an aggregate initial liquidation value of $300 million. The Series D Preferred Stock, which accrues dividends at a rate of 5.5% per annum, is convertible into 10 million shares of Series A TCI Group Stock and 2.5 million shares of Series A Liberty Group Stock. The Series D Preferred Stock is redeemable for cash at the option of TCI after five years and at the option of either TCI or the holder after ten years.

     In July 1995, TCIC and TCI entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

     The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

     Viacom will offer to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). The Exchange Offer will be subject to a number of conditions, including a condition (the "Minimum Condition") that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.

     Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock to initially trade at the Stated Value. The Exchangeable Preferred Stock, in the opinion of two investment banks, will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock or in combination of the foregoing. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

     Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCIC believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCIC has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated.

     At December 31, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,067 million. For the year ended December 31, 1995, Cable Sub had revenues of $442 million and net earnings of $34 million. It is expected that if the transaction is consummated, the Company would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) would be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, the Company will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1995, Cable Sub would have reflected loss before taxes of approximately $51 million for the year ended December 31, 1995. On a pro forma basis, Cable Sub would reflect an approximate $21 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.25% per annum on the Exchangeable Preferred Stock. On a pro forma basis, the Company would reflect the foregoing financial impacts of Cable Sub in its consolidated results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in the Company's statement of operations and the Company would incur an additional approximately $28 million of interest expense per year arising from the assumed borrowing by the Company for its $350 million capital contribution to Cable Sub.

     Pursuant to an underwritten public offering, TCI sold 19,550,000 shares of TCI Class A common stock in February of 1995. TCI received approximately $401 million. Such proceeds were immediately used to reduce TCIC outstanding indebtedness under credit facilities.

     As security for borrowings under one of TCIC's bank credit facilities, TCIC has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCIC.

     During the year ended December 31, 1995, TCIC sold approximately $1.5 billion of publicly-placed fixed-rate senior and medium term notes with interest rates ranging from 6.8% to 8.8% and maturity dates ranging through 2015. The proceeds from the sale of these notes were used primarily to repay variable-rate bank debt.

     Subsequent to December 31, 1995, the Company issued (i) 4.6 million shares of Series A Cumulative Exchangeable Preferred Stock in a public offering for net cash proceeds of $223.1 million and (ii) $1 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.9% to 7.9% and maturing dates ranging through 2026. In addition, a subsidiary of the Company (a special purpose entity formed as a Delaware business trust) issued 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million. The Company used the proceeds from the aforementioned debt and equity securities to retire overnight commercial paper and to repay variable rate indebtedness.

     The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $602 million at December 31, 1995. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.

     The Company had approximately $2.1 billion in unused lines of credit at December 31, 1995 excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined). The Company believes that the aforementioned FCC 1993 and 1994 rate regulations will not materially impact the availability under its subsidiaries' lines of credit or its ability to repay indebtedness as it matures. See note 6 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($2,043 million, $1,801 million and $1,858 million in 1995, 1994 and 1993, respectively) to interest expense ($962 million, $777 million and $731 million in 1995, 1994 and 1993, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 212%, 232% and 254% for 1995, 1994 and 1993, respectively. The decrease in the Company's interest coverage in 1995 is caused by increased interest expense due to higher interest rates and debt levels in 1995. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, 45% of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,263 million, $1,142 million and $1,251 million in 1995, 1994 and 1993, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements and interest rate hedge agreements. At December 31, 1995, after considering the net effect of various interest rate hedge and exchange agreements (see note 6 to the consolidated financial statements) with notional amounts aggregating $1,918 million, TCIC had $5,701 million (or 45%) of fixed-rate debt with a weighted average interest rate of 8.8% and $6,934 million (or 55%) of variable-rate debt with a weighted average interest rate of 6.3% at December 31, 1995.

     Pursuant to the interest rate exchange agreements, the Company pays
(i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at December 31, 1995 and (ii) variable interest rates on notional amounts of $2,520 million at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, the Company's net payments pursuant to its fixed rate exchange agreements were $13 million, $26 million and $38 million, respectively. During the years ended December 31, 1995, 1994 and 1993, the Company's net receipts (payments) pursuant to its variable rate exchange agreements were (less than $1 million), $36 million and $31 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     Approximately twenty-five percent of the franchises held by the Company, involving approximately 4.4 million basic subscribers, expire within five years. There can be no assurance that the franchises for the Company's systems will be renewed as they expire, although the Company believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984, as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, the Company cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

     A significant competitive impact is expected from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). The Company has an interest in an entity, Primestar, that distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. At December 31, 1995, Primestar, through its partners, served an estimated 940,000 HSDs in the United States. Two other DBS operators, DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Such DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. The competition from DBS will likely continue to grow. One DBS operator is preparing to launch a new DBS satellite. AT&T Corp. recently made a large investment in DirecTV and several other major companies are preparing to develop and operate high-power DBS systems, including MCI Communications Corp. ("MCI") and News Corp. MCI recently acquired rights to satellite frequencies for DBS in an FCC auction.

     The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. The 1996 Telecom Act allows local telephone companies, including the Bell Operating Companies, to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

     The Company is upgrading and installing optical fiber technology in its cable systems at a rate such that in approximately two years TCIC anticipates that it will be serving the majority of its customers with this technology. The systems, which facilitate digital transmission of voice, video, and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The Company made capital expenditures of $1,665 million in 1995 and the Company expects to expend similar amounts in 1996 to provide for the continued rebuilding of its cable systems. However, such proposed expenditures are subject to reevaluation based upon changes in the Company's liquidity, including those resulting from rate regulation.

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $185 million at December 31, 1995. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

     The Company is obligated to pay fees for the license to exhibit certain qualifying films that are released theatrically by various motion picture studios through December 31, 2005 (the "Film License Obligations"). The aggregate minimum liability under certain of the license agreements is approximately $135 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon certain variable factors.

     TCIC has also committed to provide additional debt or equity funding to certain of its affiliates. At December 31, 1995, such commitments aggregated $24 million.

     The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     The consolidated financial statements of TCI Communications, Inc. are filed under this Item, beginning on Page II-17. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
TCI Communications, Inc.:


We have audited the accompanying consolidated balance sheets of TCI Communications, Inc. and subsidiaries (a subsidiary of Tele-Communications, Inc.) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's(s') equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP



Denver, Colorado
March 18, 1996

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets

                          December 31, 1995 and 1994

                                             1995     1994 *
                                          ---------- --------
Assets                                    amounts in millions
------
Cash                                         $    --        6

Trade and other receivables, net                 262      198

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 4)                        1,062      341

Property and equipment, at cost:
   Land                                           63       68
   Distribution systems                        8,942    7,589
   Support equipment and buildings             1,147      921
                                             -------   ------
                                              10,152    8,578
   Less accumulated depreciation               3,547    2,999
                                             -------   ------
                                               6,605    5,579
                                             -------   ------

Franchise costs                               13,618   10,994
   Less accumulated amortization               2,055    1,697
                                             -------   ------
                                              11,563    9,297
                                             -------   ------

Other assets, at cost, net of                    489      459
 amortization                                -------   ------
                                             $19,981   15,880
                                             =======   ======


*Restated - see note 3.
                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                    Consolidated Balance Sheets, continued


                                             1995       1994 *
                                          -----------  --------
Liabilities and Stockholder's Equity       amounts in millions
------------------------------------
Accounts payable                             $   176        74

Accrued interest                                 226       179

Accrued programming expense                      209       178

Other accrued expenses                           473       388

Debt (note 6)                                 12,635    10,712

Deferred income taxes (note 8)                 4,261     3,299

Other liabilities                                 66        96
                                             -------    ------

      Total liabilities                       18,046    14,926
                                             -------    ------

Minority interests in equity
   of consolidated subsidiaries                  206       271

Stockholder's equity (note 7):
   Class A common stock, $1 par value.
      Authorized 910,553 shares;
      issued and outstanding 811,655
       shares                                      1         1
   Class B common stock, $1 par value.
      Authorized 94,447 shares;
      issued and outstanding 94,447
       shares                                     --        --
   Additional paid-in capital                  3,122     2,842
   Unrealized holding gains for
      available-for-sale securities,
       net of taxes                                7         2
   Accumulated deficit                          (370)     (250)
                                             -------    ------
                                               2,760     2,595
   Investment in Tele-Communications, Inc.
      ("TCI") (note 3)                        (1,145)   (1,102)
   Due to (from) TCI                             114      (810)
                                             -------    ------

         Total stockholder's equity            1,729       683
                                             -------    ------

Commitments and contingencies (note 11)

                                             $19,981    15,880
                                             =======    ======

*Restated - see note 3.

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations

                 Years ended December 31, 1995, 1994 and 1993


                                            1995    1994*   1993*
                                          --------  ------  ------
                                            amounts in millions

Revenue (note 9)                           $5,118   4,318   4,153

Operating costs and expenses:
   Operating                                1,568   1,315   1,190
   Selling, general and administrative      1,507   1,202   1,105
   Compensation relating to stock
      appreciation rights                      17      --      31
   Adjustment to compensation relating
    to stock appreciation rights               --      (5)     --
   Depreciation                               848     685     622
   Amortization                               375     303     289
                                           ------   -----   -----
                                            4,315   3,500   3,237
                                           ------   -----   -----

         Operating income                     803     818     916

Other income (expense):
   Interest expense                          (962)   (777)   (731)
   Interest and dividend income (note 9)       34      35      34
   Share of earnings of Liberty Media
       Corporation ("Old Liberty") (note 3)    --     128       7
   Share of losses of other affiliates,
      net (note 4)                            (43)   (114)    (76)
   Gain on sale of stock by equity
    investee (note 4)                          --     161      --
   Other, net                                  (1)    (25)     14
                                           ------   -----   -----
                                             (972)   (592)   (752)
                                           ------   -----   -----

         Earnings (loss) before
            income taxes                     (169)    226     164

Income tax benefit (expense)                   49    (132)   (169)
                                           ------   -----   -----

         Net earnings (loss)                 (120)     94      (5)

Dividend requirements on preferred
   stocks                                      --      --      (2)
                                           ------   -----   -----

         Net earnings (loss) attributable
          to common stockholder(s)         $ (120)     94      (7)
                                           ======   =====   =====


* Restated - see note 3.

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

              Consolidated Statements of Stockholder's(s') Equity

                 Years ended December 31, 1995, 1994 and 1993




                                                                               Unrealized
                                                                  Cumulative    holding
                                                                   foreign     gains for
                                Common stock         Additional    currency    available-                            Investment
                              ----------------        paid-in     translation   for-sale    Accumulated    Treasury     in
                             Class A     Class B      capital     adjustment   securities*   deficit*      stock       TCI*
                             --------  -----------  ------------  -----------  -----------  -----------  ----------- ----------
                                                                                amounts in millions

Balance at January 1, 1993*    $ 462           48         1,909          (19)           --       (339)        (333)      --
   Net loss                       --           --            --           --            --         (5)          --       --
   Issuance of common stock
     upon conversion of
     notes                        20           --           383           --            --         --           --       --
   Issuance of common stock
     upon exercise of options     --           --             7           --            --         --           --       --
   Dividends on redeemable
     preferred stock              --           --            (2)          --            --         --           --       --
   Foreign currency
     translation adjustment       --           --            --          (10)           --         --           --       --
   Acquisition and retirement
      of common stock             --           (1)           (4)          --            --         --           --       --
                             -------   ----------   -----------   ----------   -----------   --------   ----------   ------
Balance at December 31,
 1993*                           482           47         2,293          (29)           --       (344)        (333)      --
   Unrealized holding
    gains for
    available-for-sale
    securities as of
    January 1, 1994               --           --            --           --           297         --           --       --
   Net earnings                   --           --            --           --            --         94           --       --
   Conversion of redeemable
      preferred stock              1           --            17           --            --         --           --       --
   Issuance of common stock
     upon conversion of notes      3           --            --           --            --         --           --       --
   Exchange of TCI
     Communications, Inc.
     ("TCIC") common stock
     and Old Liberty common
     stock and preferred
     stock owned by
     subsidiaries of TCIC
     for TCI common stock
     and preferred stock in
     the TCI/Liberty
     Combination (note 3)         --           --            --           --            --         --          333     (651)
   Reclassification and
     change of common
     stock (note 7)             (485)         (47)          532           --            --         --           --       --
   Foreign currency
     translation adjustment       --           --            --           24            --         --           --       --
   Reduction in unrealized
     holding gains for
     available-for-sale
     securities (note 1)          --           --            --           --          (141)        --           --       --
   Change in due from TCI         --           --            --           --            --         --           --       --
   Effect of  Reorganization
     (note 1)                     --           --            --            5          (154)        --           --     (451)
                             -------   ----------   -----------   ----------   -----------   --------   ----------   ------
Balance at December 31,
 1994                          $   1           --         2,842           --             2       (250)          --   (1,102)
                             =======   ==========   ===========   ==========   ===========   ========   ==========   ======























                                               Due            Total
                                            (from) to     stockholder's(s')
                                               TCI          equity
                                            ---------       -------
Balance at January 1, 1993*                       --          1,728
   Net loss                                       --             (5)
   Issuance of common stock
     upon conversion of
     notes                                        --            403
   Issuance of common stock
     upon exercise of options                     --              7
   Dividends on redeemable
     preferred stock                              --             (2)
   Foreign currency
     translation adjustment                       --            (10)
   Acquisition and retirement
      of common stock                             --             (5)
                                            --------          -----
Balance at December 31,
 1993*                                            --          2,116
   Unrealized holding
    gains for
    available-for-sale
    securities as of
    January 1, 1994                               --            297
   Net earnings                                   --             94
   Conversion of redeemable
      preferred stock                             --             18
   Issuance of common stock
     upon conversion of notes                     --              3
   Exchange of TCI
     Communications, Inc.
     ("TCIC") common stock
     and Old Liberty common
     stock and preferred
     stock owned by
     subsidiaries of TCIC
     for TCI common stock
     and preferred stock in
     the TCI/Liberty
     Combination (note 3)                         --           (318)
   Reclassification and
     change of common
     stock (note 7)                               --             --
   Foreign currency
     translation adjustment                       --             24
   Reduction in unrealized
     holding gains for
     available-for-sale
     securities (note 1)                          --           (141)
   Change in due from TCI                       (810)          (810)
   Effect of  Reorganization                      --           (600)
     (note 1)                               --------          -----

Balance at December 31,
 1994                                           (810)           683
                                            ========          =====

* Restated-see note 3.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

        Consolidated Statements of Stockholder's(s') Equity, continued

                 Years ended December 31, 1995, 1994 and 1993

                                                                               Unrealized
                                                                  Cumulative    holding
                                                                   foreign     gains for
                                Common stock         Additional    currency    available-                            Investment
                              ----------------        paid-in     translation   for-sale    Accumulated    Treasury     in
                             Class A     Class B      capital     adjustment   securities*   deficit*      stock       TCI*
                             --------  -----------  ------------  -----------  -----------  -----------  ----------- ----------
                                                                                amounts in millions
Balance at December 31,
 1994*                            $1          --           2,842          --            2         (250)          --     (1,102)
   Net loss                       --          --              --          --           --         (120)          --         --
   Effect of Reorganization
    (note 1)                      --          --              --          --           --           --           --         (6)
   Effect of implementation
    of Tax Sharing Agreement
    (note 8)                      --          --              --          --           --           --           --         --
   Retirement of TCI Class A
    common stock received in
    Reorganization                --          --              37          --           --           --           --        (37)
   TCI Class A common stock
    issued in acquisition of
    remaining minority
    interest of Heritage
    Communications, Inc.
    contributed to TCIC
    (note 5)                      --          --             234          --           --           --           --         --
   Contribution of
    investments from
    subsidiaries of
    TCI to TCIC                   --          --               9          --           --           --           --         --
   Issuance of TCI Class A
    common stock and TCI
    preferred stock in
    acquisition (note  5)         --          --              --          --           --           --           --         --
   Turner Broadcasting
    System, Inc. stock
    received in acquisition
    transferred to
    a subsidiary of TCI           --          --              --          --           --           --           --         --
   Proceeds from issuance
    of TCI Class A common
    stock to public               --          --              --          --           --           --           --         --
   Proceeds from issuance
    of TCI Class A common
    stock in private
    offering                      --          --              --          --           --           --           --         --
   Change in unrealized
    holding gains for
    available-for-sale
    securities                    --          --              --          --            5           --           --         --
   Change in due to/from
    TCI                           --          --              --          --           --           --           --         --
                             -------  ----------  ------   -----  ----------  -----------  ---   -----   ----------     ------
Balance at December 31,
 1995                             $1          --           3,122          --            7         (370)          --     (1,145)
                             =======  ==========  ======   =====  ==========  ===========  ===   =====   ==========     ======































                                               Due            Total
                                            (from) to     stockholder's(s')
                                               TCI          equity
                                            ---------       -------
Balance at December 31,
 1994*                                          (810)          683
   Net loss                                       --          (120)
   Effect of Reorganization
    (note 1)                                     (75)          (81)
   Effect of implementation
    of Tax Sharing Agreement
    (note 8)                                     (76)          (76)
   Retirement of TCI Class A
    common stock received in
    Reorganization                                --            --
   TCI Class A common stock
    issued in acquisition of
    remaining minority
    interest of Heritage
    Communications, Inc.
    contributed to TCIC
    (note 5)                                      58           292
   Contribution of
    investments from
    subsidiaries of
    TCI to TCIC                                   --             9
   Issuance of TCI Class A
    common stock and TCI
    preferred stock in
    acquisition (note  5)                      1,313         1,313
   Turner Broadcasting
    System, Inc. stock
    received in acquisition
    transferred to
    a subsidiary of TCI                           (7)           (7)
   Proceeds from issuance
    of TCI Class A common
    stock to public                              401           401
   Proceeds from issuance
    of TCI Class A common
    stock in private
    offering                                      30            30
   Change in unrealized
    holding gains for
    available-for-sale
    securities                                    --             5
   Change in due to/from
    TCI                                         (720)         (720)
                                               -----         -----
Balance at December 31,
 1995                                            114         1,729
                                               =====         =====

*Restated - see note 3.

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1995, 1994 and 1993

                                            1995     1994*    1993*
                                          --------  -------  -------
                                             amounts in millions
                                                (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                    $  (120)      94       (5)
   Adjustments to reconcile net
    earnings (loss) to net cash provided
    by operating activities:
         Depreciation and amortization      1,223      988      911
         Compensation relating to stock
          appreciation rights                  17       --       31
         Adjustment to compensation
          relating to stock appreciation
          rights                               --       (5)      --
         Share of earnings of Old Liberty      --     (128)      (7)
         Share of losses of other
          affiliates                           43      114       76
         Gain on sale of stock by
          equity investee                      --     (161)      --
         Deferred income tax expense          (56)      45      140
         Other noncash charges (credits)      (29)       5        6
         Changes in operating assets and
          liabilities, net of the effect
          of acquisitions:
               Change in receivables          (52)      16      (32)
               Change in accrued interest      42       22       63
               Change in other accruals
                and payables                  195      152       68
                                          -------   ------   ------
                  Net cash provided by
                   operating activities     1,263    1,142    1,251
                                          -------   ------   ------

Cash flows from investing activities:
   Cash paid for acquisitions                (259)    (494)    (158)
   Capital expended for property and
    equipment                              (1,665)  (1,235)    (947)
   Cash proceeds from disposition of
    assets                                     49       36      149
   Additional investments in and loans
    to affiliates and others                 (764)    (384)    (361)
   Repayment of loans by affiliates and
    others                                      8      145       62
   Other investing activities                 (82)     (71)      85
                                          -------   ------   ------
                  Net cash used in
                   investing activities    (2,713)  (2,003)  (1,170)
                                          -------   ------   ------

Cash flows from financing activities:
   Borrowings of debt                       7,719    4,409    6,305
   Repayments of debt                      (6,020)  (3,348)  (6,321)
   Change in due to/from TCI                 (249)    (189)      --
   Preferred stock dividends of
    subsidiaries                               (6)      (6)      (6)
   Preferred stock dividends                   --       --       (2)
   Repurchase of preferred stock               --       --      (92)
   Issuances of common stock                   --       --        6
   Repurchases of common stock                 --       --       (4)
                                          -------   ------   ------
                  Net cash provided
                   (used) by financing
                     activities             1,444      866     (114)
                                          -------   ------   ------

                  Net increase
                   (decrease) in cash          (6)       5      (33)

                  Cash at beginning of
                   year                         6        1       34
                                          -------   ------   ------

                  Cash at end of year     $    --        6        1
                                          =======   ======   ======


*Restated - see note 3.

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

                       December 31, 1995, 1994 and 1993

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. TCIC is a subsidiary of TCI.

     Nature of Operations
     --------------------

     TCIC (the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. TCIC operates its cable television systems throughout the continental United States through its four regional operating divisions -- Central, Great Lakes, Southeast and West.

     Reorganization
     --------------

     During the fourth quarter of 1994, TCI was reorganized (the "Reorganization") based upon four lines of business: Domestic Cable and Communications; Programming; International Cable and Programming ("TINTA"); and Technology/Venture Capital. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) equity securities of Turner Broadcasting System, Inc. ("TBS") and Discovery Communications, Inc. were transferred to the Programming unit and (ii) TeleWest Communications plc ("TeleWest UK") was transferred to TINTA. In conjunction with the Reorganization, TCIC reduced its unrealized gain on available-for-sale securities by $154 million, as a result of the transfer of TBS common stock. In the first quarter of 1995, TCIC transferred certain additional assets to TINTA.

     Receivables
     -----------

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1995 and 1994 was not material.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


     Investments
     -----------

     All marketable equity securities held by TCIC are classified as available-for-sale or trading and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholder's equity.

     Other investments in which the ownership interest is less than 20% but are not considered marketable securities are generally carried at cost. For those investments in affiliates in which TCIC's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize TCIC's share of the net earning or losses of the affiliates as they occur rather than as dividends or other distributions are received, limited to the extent of TCIC's investment in, advances to and commitments for the investee. TCIC's share of net earnings or losses of affiliates includes the amortization of the difference between TCIC's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to TCIC's ownership interest in such affiliates.

     Changes in TCIC's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity securities by such subsidiary or equity investee, generally are recognized as gains or losses in TCIC's consolidated statements of operations.

     Long-Lived Assets
     -----------------

     (a)  Property and Equipment
          ----------------------

          Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1995, 1994 and 1993, interest capitalized was not material.

          Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

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

     (b)  Franchise Costs
          ---------------

          Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by TCIC in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

     In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCIC will adopt Statement No. 121 effective January 1, 1996. The effect of such adoption is not expected to be significant.

     Interest Rate Derivatives
     -------------------------

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

     Minority Interests
     ------------------

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

     Included in minority interests in equity of consolidated subsidiaries is $49 million and $50 million in 1995 and 1994, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $6 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Trust Originated Preferred Securities/sm/
     -------------------------------------

     Subsequent to December 31, 1995, TCI Communications Financing I (the "Trust"), a wholly owned subsidiary of the Company, issued $16 million in common securities and $500 million of 8.72% Trust Originated Preferred Securities/sm/ (the "Preferred Securities" and together with the common securities, the "Trust Securities"). The Trust exists for the exclusive purpose of issuing Trust Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "Subordinated Debt Securities") of the Company. The Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of such Subordinated Debt Securities, the Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. The Company will present the Preferred Securities as a separate line item in its balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trust."

     Investment in TCI
     -----------------

     On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of the Programming Unit ("Liberty Media Group"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed one hundred percent of the equity value attributable to the Liberty Media Group (the "Distribution") to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

     In connection with the Distribution, subsidiaries of TCIC exchanged all of the TCI Class A common stock and TCI preferred stock owned by such subsidiaries for 267,944 shares of a new series of TCI Series Preferred Stock designated Convertible Redeemable Participating Preferred Stock Series F (the "Series F Preferred Stock"). Subsequent to such exchange, a subsidiary holding 78,077 shares of Series F Preferred Stock converted its holdings into 100,524,364 shares of Series A TCI Group Stock.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Stock Based Compensation
     ------------------------

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. The Company will include the disclosures required by Statement No. 123 in the notes to future financial statements.

     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification
     ----------------

     Certain amounts have been reclassified for comparability with the 1995 presentation.

(2)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $920 million, $754 million and $641 million for the years ended December 31, 1995, 1994 and 1993, respectively. Also, during these periods, cash paid for income taxes was not material.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Significant noncash investing and financing activities are as follows:

                                                 Years ended
                                                 December 31,
                                            ----------------------
                                              1995    1994   1993
                                            --------  -----  -----
                                             amounts in millions

  Cash paid for acquisitions:
    Fair value of assets acquired           $ 2,979    539    172
    Liabilities assumed, net of
     current assets                            (250)   (13)    (7)
    Deferred tax liability recorded
     in acquisitions                           (913)    --     (7)
    Minority interests in equity of
     acquired entities                           48    (32)    --
    Common stock of TCI issued in
     acquisition contributed to TCIC           (234)
    Increase in amounts due to TCI
     resulting from common stock of TCI
     issued in acquisition                   (1,371)    --     --
                                            -------   ----   ----
       Cash paid for acquisitions           $   259    494    158
                                            =======   ====   ====

    Reversal of deferred tax liability
     recorded in TCI/Liberty Combination
     (note 3)                               $    --     38     --
                                            =======   ====   ====

    Receipt of notes receivable upon
     disposition of Liberty common
     stock and preferred stock (note 3)     $    --     --    182
                                            =======   ====   ====

    Noncash capital contribution to
     Community Cable Television ("CCT")     $    --     --     22
                                            =======   ====   ====

    Noncash exchange of equity
     investment for consolidated
     subsidiary and equity investments      $    --     --     22
                                            =======   ====   ====


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(3)  TCI/Liberty Combination
     -----------------------

     As of January 27, 1994, Old TCI and Old Liberty entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B Shares of both companies and preferred stock of Old Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. Old TCI stockholders received one share of TCI for each of their shares. Old Liberty common stockholders received 0.975 of a share of TCI for each of their common shares. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. In connection with the Reorganization, the assets of Old Liberty which produce and distribute cable television programming services were contributed to a new subsidiary of TCI, "New Liberty". Old Liberty and New Liberty are referred to collectively herein as "Liberty".

     TCIC owned 3,477,778 shares of Liberty Class A common stock and 55,070 shares of Liberty Class E, 6% Cumulative Redeemable Exchangeable Junior Preferred Stock. Upon consummation of the TCI/Liberty Combination, TCIC received 3,390,883 shares of TCI Class A common stock and 55,070 shares of Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"). Upon consummation of the TCI/Liberty Combination, the remaining classes of preferred stock of Liberty held by TCIC were converted into shares of TCI Class A Preferred Stock which has a substantially equivalent fair market value to that which was given up. Subsequently, such preferred stock was exchanged for Series F Preferred Stock in connection with the Distribution. TCIC's ownership in TCI's common stock, Class B Preferred Stock and Series F Preferred Stock have been recorded as investment in TCI in stockholder's equity at TCIC's historical cost.

     Due to the significant economic interest held by TCIC through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, TCIC accounted for its investment in Liberty under the equity method prior to the TCI/Liberty Combination. Accordingly, TCIC did not recognize any income relating to dividends, including preferred stock dividends, and TCIC recorded the earnings or losses generated by Liberty (by recognizing 100% of Liberty's earnings or losses before deducting preferred stock dividends) through the date the TCI/Liberty Combination was consummated.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Summarized unaudited results of operations of Liberty for the period from January 1, 1994 through August 4, 1994 and for the year ended December 31, 1993 are as follows:

     Consolidated Operations                  1994        1993
     -----------------------                ---------  ----------
                                             amounts in millions

       Revenue                                 $ 790       1,153
       Operating expenses                       (726)     (1,105)
       Depreciation and amortization             (32)        (49)
                                               -----      ------

         Operating income (loss)                  32          (1)

       Interest expense                          (22)        (31)
       Other, net                                118          39
                                               -----      ------

         Net earnings                          $ 128           7
                                               =====      ======


     During 1995, BET Holdings, Inc. ("BET") repurchased a portion of its common stock. As a result of the repurchase, Liberty's ownership of BET was increased from 19% to 22%. Therefore, Liberty is deemed to exercise significant influence over BET and, accordingly, has adopted the equity method of accounting for its investment in BET. As a result, Liberty restated its financial statements. Accordingly, TCIC restated its financial statements, which resulted in a decrease to accumulated deficit and an increase to investment in TCI by $5 million at December 31, 1994. In addition, TCIC increased its share of earnings of Liberty by $2 million for the period from January 1, 1994 through the TCI/Liberty Combination and $3 million for the year ended December 31, 1993.

     Effective February 9, 1995 and pursuant to an Agreement and Plan of Merger, QVC Programming Holdings, Inc., a corporation which is jointly owned by Comcast Corporation ("Comcast") and Liberty, merged (the "QVC Merger") with and into QVC, Inc. ("QVC") with QVC continuing as the surviving corporation. Liberty owns an approximate 43% interest of the post-merger QVC.

     Liberty begun accounting for its investment in QVC under the cost method in May 1994, upon its determination to remain outside of the previous QVC stockholders agreement. Prior to such determination, Liberty accounted for its investment in QVC under the equity method.

     Upon consummation of the QVC Merger, Liberty was deemed to exercise significant influence over QVC and, as such, adopted the equity method of accounting for its investment in QVC. As a result, Liberty restated its financial statements. Accordingly, TCIC restated its financial statements, which resulted in a decrease to accumulated deficit and an increase to investment in TCI by $1 million at December 31, 1994. In addition, TCIC increased its share of earnings of Liberty by $1 million for the period from May 1, 1994 through the TCI/Liberty Combination.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     On July 11, 1994, Rainbow Program Enterprise purchased 49.9% of Liberty's 50% general partnership interest in American Movie Classics Company ("AMC"). The gain recognized by Liberty in connection with the disposition of AMC was $183 million and is included in TCIC's share of Liberty's earnings prior to the TCI/Liberty Combination.

(4)  Investments in Other Affiliates
     -------------------------------

     TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at December 31, 1995 was its investment in MajorCo, L.P. ("MajorCo"), a partnership formed by TCIC, Comcast, Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $689 million). See note 11. Additionally, TCIC has an investment in TelePort Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $244 million).

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Summarized unaudited financial information for affiliates, other than Liberty, accounted for under the equity method is as follows:

                                               December 31,
                                           ---------------------
                                              1995        1994
                                           -----------  --------
  Combined Financial Position               amounts in millions
  ---------------------------

    Property and equipment, net                $1,066       777
    Franchise costs, net                          152       100
    Other assets, net                             422       313
                                               ------     -----

       Total assets                            $1,640     1,190
                                               ======     =====

    Debt                                       $  904       635
    Due to TCIC                                   137         2
    Other liabilities                             228       180
    Owners' equity                                371       373
                                               ------     -----

       Total liabilities and equity            $1,640     1,190
                                               ======     =====

                                     Years ended December 31,
                                   ----------------------------
                                    1995         1994      1993
                                   -----       ------     -----
  Combined Operations                  amounts in millions
  -------------------
    Revenue                        $ 546          651       713
    Operating expenses              (491)        (684)     (648)
    Depreciation and amortization    (97)        (139)     (127)
                                   -----       ------     -----

       Operating loss                (42)        (172)      (62)

    Interest expense                 (35)         (45)      (37)
    Other, net                        30          126        98
                                   -----       ------     -----

       Net loss                    $ (47)         (91)       (1)
                                   =====       ======     =====

     TCIC had an investment in TeleWest UK, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). TeleWest UK, which was accounted for under the equity method, contributed $40 million and $28 million of TCIC's share of its affiliates' losses in 1994 and 1993, respectively. In February 1994, TCIC acquired a consolidated investment in Flextech p.l.c. ("Flextech"). Flextech accounted for net losses in 1994 of $21 million (before deducting the minority interests' 40% share of such losses). In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to the International Cable and Programming unit effective December 1, 1994.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     As a result of the TeleWest UK's November 1994 initial public offering and the associated dilution of TCI's ownership interest of TeleWest UK, TCIC recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million). Effective December 1, 1994, such ownership of TeleWest Communications was transferred to the International Cable and Programming unit in the Reorganization.

     Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)  Acquisitions
     ------------

     As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's stockholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D with an aggregate initial liquidation value of $300 million.

     The acquisition of TeleCable was accounted for by the purchase method. Accordingly, TeleCable's results of operations have been consolidated with those of TCIC since its date of acquisition. On a pro forma basis, TCIC's revenue would have been increased by $25 million and $302 million for the years ended December 31, 1995 and 1994, respectively, and net loss for the year ended December 31, 1995 would have been decreased by $1 million and net earnings for the year ended December 31, 1994 would have been increased by $21 million, had TeleCable been consolidated with TCIC on January 1, 1994. The foregoing unaudited pro forma financial information was based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCIC operated TeleCable since January 1, 1994.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Effective January 26, 1995, TCIC purchased from Comcast the 19.9% minority interest in Heritage Communications, Inc. owned by Comcast for aggregate consideration of $292 million, the majority of which was paid in shares of TCI Class A common stock.

(6)    Debt
       ----

       Debt is summarized as follows:


                             Weighted average      December 31,
                             interest rate at   -------------------
                            December 31, 1995      1995      1994
                            ------------------  ----------  -------
                                                amounts in millions

    Parent company debt:
    Senior notes                   8.5%            $ 6,713    5,412
      Bank credit facilities       6.7%                179      869
      Commercial paper             6.4%              1,440      445
      Other debt                                         1        2
                                                   -------   ------
                                                     8,333    6,728

    Debt of subsidiaries:
      Bank credit facilities       6.8%              3,258    2,828
      Notes payable               10.2%                934    1,024
      Convertible notes (a)        9.5%                 45       45
      Commercial paper             6.1%                 29       --
      Other debt                                        36       87
                                                   -------   ------
                                                   $12,635   10,712
                                                   =======   ======


     (a) These convertible notes, which are stated net of unamortized discount of $186 million on December 31, 1995 and 1994, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At December 31, 1995, the notes were convertible, at the option of the holders, into an aggregate of 38,707,574 shares of Series A TCI Group Stock and 9,676,893 shares of Series A Liberty Group Stock.

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

     As security for borrowings under one of TCIC's bank credit facilities, TCIC has pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCIC.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


     In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at December 31, 1995 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,520 million at December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, TCIC's net payments pursuant to the Fixed Rate Agreements were $13 million, $26 million and $38 million, respectively; and TCIC's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $36 million and $31 million, respectively. After giving effect to TCIC's interest rate exchange agreements, approximately 45% of TCIC's indebtedness bears interest at fixed rates.

     TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows:

             Fixed Rate Agreements                   Variable Rate Agreements
    ---------------------------------------  -----------------------------------------
     Expiration    Interest Rate   Notional    Expiration     Interest Rate   Notional
        Date         To Be Paid     Amount        Date       To Be Received    Amount
    -------------  --------------  --------  --------------  ---------------  --------
                             amounts in millions                        amounts in millions
    April 1996            9.9%      $ 30     April 1996               6.8%    $   50
    May 1996              8.3%        50     July 1996                8.2%        10
    June 1996             6.1%        42     August 1996              8.2%        10
    July 1996             8.2%        10     September 1996           4.6%       150
    August 1996           8.2%        10     April 1997               7.0%       200
    November 1996         8.9%       150     September 1998      4.8%-5.2%       300
    October 1997     7.2%-9.3%        80     April 1999               7.4%       100
    December 1997         8.7%       230     September 1999      7.2%-7.4%       300
                                    ----
                                             February 2000       5.8%-6.6%       650
                                    $602     March 2000          5.8%-6.0%       675
                                    ====
                                             September 2000           5.1%        75
                                                                              ------

                                                                              $2,520
                                                                              ======

     TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at December 31, 1995, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would be required to pay an estimated $25 million at December 31, 1995 to terminate the agreements.

     The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,635 million, was $13,228 million at December 31, 1995.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. At December 31, 1995, TCIC had approximately $2.1 billion in unused lines of credit excluding amounts related to lines of credit which provide availability to support commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

     Annual maturities of debt for each of the next five years are as follows:

           Parent      Total
          ---------  ---------
          amounts in millions

    1996    $1,858*     $3,332**
    1997       171         518
    1998       343         759
    1999       232         746
    2000       403         901

  * Includes $1,440 million of commercial paper.
 ** Includes $1,469 million of commercial paper.

(7)  Stockholder's Equity
     --------------------

     Subsequent to December 31, 1995, the Company restated its Certificate of Incorporation to change the number of authorized shares to 910,553 shares of Class A common stock, par value $1.00 per share, 94,447 shares of Class B common stock, par value $1.00 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. Thereafter, the Company issued 4,600,000 shares of Cumulative Exchangeable Preferred Stock with an initial liquidation value of $230 million. Holders of the Class A common stock have 100 votes per share and holders of the Class B common stock have 1,000 votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. At December 31, 1995 all of the common stock of TCIC is owned by TCI.

     Employee Benefit Plans
     ----------------------

     TCI has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in TCI and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI Group Stock and Liberty Group Stock. TCI, by annual resolution of the Board of Directors, generally contributes up to 100% of the amount contributed by employees. Certain of TCIC's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $27 million, $19 million and $16 million for 1995, 1994 and 1993, respectively.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Stock Options
     -------------

     TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the TCI/Liberty Combination. Additionally, in 1995, certain officers and other key employees of TCIC were granted options with tandem stock appreciation rights and were awarded restricted stock of Series A TCI Group Stock, Series A Liberty Group Stock and/or Series A TINTA Stock. Estimates of the compensation relating to the stock appreciation rights granted and/or restricted stock awarded to employees of TCIC have been recorded through December 31, 1995, but are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised or vested.

(8)  Income Taxes
     ------------

     TCI files a consolidated Federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. TCIC and all of its 80% or more owned subsidiaries, subsequent to the TCI/Liberty Combination, is included in the consolidated Federal income tax return of TCI. Income tax expense for TCIC is based on those items in the consolidated calculation applicable to TCIC. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to or from affiliated companies included as a component of stockholder's equity.

     A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC. In connection with the implementation of the Tax Sharing Agreement, TCIC recorded an increase to its deferred income tax liability and a decrease to its amounts due to TCI of $76 million.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Income tax benefit (expense) for the years ended December 31, 1995, 1994 and 1993 consists of:

                                   Current   Deferred   Total
                                   --------  ---------  ------
                                      amounts in millions
    Year ended December 31, 1995:
    Intercompany allocation           $  1         46      47
    State and local                     (8)        10       2
                                      ----       ----    ----

                                      $ (7)        56      49
                                      ====       ====    ====

    Year ended December 31, 1994:
    Intercompany allocation           $(73)       (35)   (108)
    State and local                    (14)       (10)    (24)
                                      ----       ----    ----

                                      $(87)       (45)   (132)
                                      ====       ====    ====

    Year ended December 31, 1993:
    Federal                           $(14)      (120)   (134)
    State and local                    (15)       (20)    (35)
                                      ----       ----    ----

                                      $(29)      (140)   (169)
                                      ====       ====    ====

     Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                              Years ended
                                              December 31,
                                         ----------------------
                                          1995    1994    1993
                                         ------  ------  ------
                                          amounts in millions

    Computed "expected" tax benefit
     (expense)                           $  59     (79)    (57)
    Dividends excluded for income
     tax purposes                           --       1       4
    Amortization not deductible for
     tax purposes                          (18)    (12)    (12)
    Minority interest in earnings of
     consolidated subsidiaries               4      (1)     (1)
    Recognition of losses of
     consolidated partnership               --     (10)     (8)
    State and local income taxes,
     net of Federal income
     tax benefit                             2     (21)    (23)
    Valuation allowance for net
     operating loss carryforward            (6)     --      --
    Valuation allowance for
     foreign corporation                    --      (9)     --
    Adjustment to deferred tax assets
     and liabilities for enacted change
     in Federal income tax rate             --      --     (76)
    Other                                    8      (1)      4
                                         -----    ----    ----

                                         $  49    (132)   (169)
                                         =====    ====    ====

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                               December 31,
                                           ---------------------
                                              1995        1994
                                           -----------  --------
                                           amounts in millions
    Deferred tax assets:
     Net operating loss carryforwards          $  470       489
      Less - valuation allowance                  (88)      (99)
     Investment tax credit carryforwards          116       122
      Less - valuation allowance                  (41)      (36)
     Alternative minimum tax credit
      carryforwards                                --        89
     Investments in affiliates, due
      principally to losses of affiliates
      recognized for financial statement
      purposes in excess of losses
      recognized for income tax purposes          169       171
     Future deductible amounts principally
      due to non-deductible accruals               25        13
     Other                                         11         5
                                               ------     -----

         Net deferred tax assets                  662       754
                                               ------     -----

    Deferred tax liabilities:
     Property and equipment, principally
      due to differences in depreciation        1,161     1,160
     Franchise costs, principally due to
      differences in amortization               3,403     2,598
     Investment in affiliates, due
      principally to undistributed
      earnings of affiliates                      191       210
     Leases capitalized for tax
      purposes                                     53        --
     Other                                        115        85
                                               ------     -----
         Total gross deferred tax liabilities   4,923     4,053
                                               ------     -----

         Net deferred tax liability            $4,261     3,299
                                               ======     =====

     The valuation allowance for deferred tax assets as of December 31, 1995 was $129 million. Such balance decreased by $6 million from December 31, 1994.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


     At December 31, 1995, TCIC had net operating loss carryforwards for income tax purposes aggregating approximately $902 million of which, if not utilized to reduce taxable income in future periods, $134 million in 2003, $116 million in 2004, $344 million in 2005, $245 million in 2006, $18 million in 2009 and $45 million in 2010. Certain subsidiaries of TCIC had additional net operating loss carryforwards for income tax purposes aggregating approximately $245 million and these net operating losses are subject to certain rules limiting their usage.

     At December 31, 1995, TCIC had remaining available investment tax credits of approximately $61 million which, if not utilized to offset future Federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCIC had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

     At July 1, 1995, TCIC also had available alternative minimum tax credit carryforwards ("Alt Min Carryforwards") of $76 million. Pursuant to the Tax Sharing Agreement, for as long as TCIC is included in TCI's consolidated Federal income tax return, any benefit attributable to the Alt Min Carryforwards will be reserved to TCI. Accordingly, TCIC's deferred tax liability at December 31, 1995 has not been reduced for such future deductible amounts. In the event that TCI's ownership of TCIC goes below 80% and TCIC is no longer included in TCI's consolidated Federal income tax return, and TCIC subsequently realizes a benefit from the Alt Min Carryforwards, TCIC will be required to pay to TCI the amount of such realized benefit plus any associated interest thereon.

     Certain of the Federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service for the years 1981 through 1992. A subsidiary of TCIC has filed a petition in United States Tax Court protesting the disallowance of certain Transitional Investment Tax Credits and such issue will likely be litigated in 1996. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of TCIC.

     New tax legislation was enacted in the third quarter of 1993 which, among other matters, increased the corporate Federal income tax rate from 34% to 35%. TCIC has reflected the tax rate change in its consolidated statements of operations. Such tax rate change resulted in an increase of $76 million to income tax expense and deferred income tax liability.

(9)  Transactions with Related Parties
     ---------------------------------

     TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $73 million, $59 million and $44 million for the years ended December 31, 1995 and 1994 and 1993, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Certain TCIC corporate general and administrative costs are charged to subsidiaries of TCI at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs the subsidiaries would incur for comparable services on a stand alone basis. During the year ended December 31, 1995, Liberty, TINTA and the Technology/Venture Capital unit were allocated $3 million, $3 million and $1 million in corporate general and administrative costs by TCIC, respectively.

     Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the years ended December 31, 1995, 1994 and 1993, aggregated $15 million, $8 million and $4 million, respectively.

     TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Liberty holds the remaining 49.9% partnership interest.

     TCIC has entered into a long-term affiliation agreement with QE+ in respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 were approximately $31 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

     At December 31, 1995, TCIC had an $86 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to QE+ by TCI Starz, Inc. in the amount of $117 million offset by TCIC's purchase of programming from QE+ of $31 million. Such receivable is non-interest bearing for five years from the date of the advances.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     A consolidated subsidiary of Liberty, Home Shopping Network, Inc. pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $6 million, $7 million and $1 million for the years ended December 31, 1995, 1994 and 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

     TCIC and a certain subsidiary of TCI ("Liberty Cable") own a general partnership, which acquires and operates cable television systems, with TCIC owning a 49.999% interest and Liberty Cable owning the remaining 50.001% interest. Pursuant to a cable television management agreement, a subsidiary of TCIC provides management services for cable television systems owned by CCT. The subsidiary receives a fee equal to 3% of the gross cable television revenue of the Partnership.

     TCIC and Liberty Cable are parties to an Option-Put Agreement (the "Option-Put Agreement"), as amended. Under the Option-Put Agreement, between January 1, 1997 and January 31, 1997, Liberty Cable will have the right to require TCIC to purchase Liberty Cable's interest in CCT and a loan receivable for an amount equal to $77 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.

     Liberty Cable purchases from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. Charges for such programming were $13 million, $11 million and $10 million for the years ended December 31, 1995, 1994 and 1993, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

     A subsidiary of TINTA purchases from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. Charges for such programming were $3 million for each of the years ended December 31, 1995, 1994 and 1993.

     TINTA has indemnified TCIC for any loss, claim or liability that TCIC may incur by reason of certain guarantees and credit enhancements made by TCIC on TINTA's behalf.

     TCIC advanced certain subsidiaries of TCI interest-bearing loans during 1995 and 1994. Interest earned by TCIC on such intercompany loans aggregated $12 million and $5 million for the years ended December 31, 1995 and 1994, respectively. Such amounts are included in interest and dividend income in the accompanying consolidated statements of operations.

(10) Transactions with Officers and Directors
     ----------------------------------------

     Effective January 31, 1996, a director purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. (a wholly-owned subsidiary of the Company) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options are exercisable for cash in the aggregate amount of $3 million.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(11) Commitments and Contingencies
     -----------------------------

     During 1994, TCIC, Comcast, Cox (collectively, the "Cable Partners") and Sprint formed a partnership ("WirelessCo") to engage in the business of providing wireless communications services on a nationwide basis. Through WirelessCo, of which TCIC owns a 30% interest, the partners have been participating in auctions ("PCS Auctions") of broadband personal communications services ("PCS") licenses being conducted by the Federal Communications Commission ("FCC"). In the first round auction, which concluded during the first quarter of 1995, WirelessCo was the winning bidder for PSC licenses for 29 markets, including New York, San Francisco-Oakland-San Jose, Detroit, Dallas-Fort Worth, Boston-Providence, Minneapolis-St. Paul and Miami-Fort Lauderdale. The aggregate license cost for these licenses was approximately $2.1 billion.

     WirelessCo has also invested in American PSC, L.P. ("APC"), which holds a PCS license granted under the FCC's pioneer preference program for the Washington-Baltimore market. WirelessCo acquired its 49% limited partnership interest in APC for $23 million and has agreed to make capital contributions to APC equal to 49/51 of the cost of APC's PCS license. Additional capital contributions may be required in the event APC is unable to finance the full cost of its PCS license. WirelessCo may also be required to finance the build-out expenditures for APC's PCS system. Cox, which holds a pioneer preference PCS license for the Los Angeles-San Diego market, and WirelessCo have also agreed on the general terms and conditions upon which Cox (with a 51% interest) and WirelessCo (with a 49% interest) would form a partnership to hold and develop a PCS system using the Los Angeles-San Diego license. APC and the Cox partnership would affiliate their PCS systems with WirelessCo and be part of WirelessCo's nationwide integrated network, offering wireless communications services under the "Sprint" brand.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     WirelessCo may bid in subsequent rounds of the PCS Auctions and may invest in, affiliate with or acquire licenses from other successful bidders. The capital that WirelessCo will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial.

     In March of 1995, the Cable Partners and Sprint (collectively, the "Partners") formed two new partnerships, of which the principal partnership is MajorCo, to which they contributed their respective interests in WirelessCo and through which they formed another partnership, NewTelco, L.P. ("NewTelco") to engage in the business of providing local wireline communications services to residences and businesses on a nationwide basis. The Cable Partners agreed to contribute their interests in TCG to NewTelco. TCG is one of the largest competitive access providers in the United States in terms of route miles.

     Effective January 31, 1996, the Partners amended the MajorCo partnership agreement (the "Partnership Agreement") and certain other agreements related thereto. Under the Partnership Agreement, the business of MajorCo and its subsidiaries will be the provision of certain wireless and other services described in the Partnership Agreement. The partners intend for WirelessCo and its subsidiary partnerships to be the exclusive vehicles through which they engage in the wireless telephony service businesses, subject to certain exceptions. MajorCo will no longer be authorized to engage in the businesses of providing local wireline communications services to residences and businesses. In connection with the amendment of the Partnership Agreement, the Partners also agreed to the termination of the agreement to contribute the Cable Partners' interest in TCG to NewTelco.

     Pursuant to separate agreements, each of the Cable Partners and Sprint have agreed to negotiate in good faith on a market-by-market basis for the provision of local wireline telephony services over the cable television facilities of the respective Cable Partner under the Sprint brand. Accordingly, local wireline telephony offerings in each market would be the subject of individual agreements to be negotiated with Sprint, rather than being provided by MajorCo, as originally contemplated. The Cable Partners and Sprint also reaffirmed their intention to continue to attempt to integrate the business of TCG with that of MajorCo. In addition, each Cable Partner agreed to certain restrictions on its ability to offer, promote, or package certain of its products or services with certain products and services of other persons and agreed to make its facilities available to Sprint for specified purposes to the extent and on the terms that it has made such facilities available to others for such purposes. Such agreements have a term of five years, but under certain circumstances may terminate after three years.

     Execution of the foregoing agreements was a condition to the effectiveness of a previously approved business plan for the build out of WirelessCo's nationwide network for wireless personal communications services. Pursuant to the business plan, the Partners are obligated to make additional cash capital contributions to MajorCo in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996.
     The business plan contemplates that MajorCo will require additional equity thereafter.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     In July 1995, TCIC and TCI entered into certain agreements with Viacom Inc. ("Viacom") and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom ("Cable Sub") which, at the time of purchase, will own Viacom's cable systems and related assets.

     The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub will also transfer to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") to be arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

     Viacom will offer to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). The Exchange Offer will be subject to a number of conditions, including a condition (the "Minimum Condition") that sufficient tenders are made of Viacom Common Stock that permit the number of shares of Cable Sub Class A Stock issued pursuant to the Exchange Offer to equal the total number of shares of Cable Sub Class A Stock issuable in the Exchange Offer.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into a series of senior cumulative exchangeable preferred stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, will be designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock will be exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock will also be redeemable, at the option of Cable Sub, after the fifth anniversary of the date of issuance, and will be subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends, payable in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If insufficient tenders are made by Viacom stockholders in the Exchange Offer to permit the Minimum Condition to be satisfied, Viacom will extend the Exchange Offer for up to 15 business days and, during such extension, TCI and Viacom are to negotiate in good faith to determine mutually acceptable changes to the terms and conditions for the Exchangeable Preferred Stock and the Exchange Offer that each believes in good faith will cause the Minimum Condition to be fulfilled and that would cause the Exchangeable Preferred Stock to trade at a price equal to the Stated Value immediately following the expiration of the Exchange Offer. In the event the Minimum Condition is not thereafter met, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

     Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCIC believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCIC has concluded that consummation of the transaction is not yet probable. No assurance can be given that the transaction will be consummated.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

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

     TCIC believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

     On October 30, 1995, the FCC accepted for comment a proposed resolution of all complaints against the cable programming services tier ("CPST") currently pending against cable systems owned by TCIC. If the proposed resolution is accepted by the FCC, TCIC will settle all pending complaints by a one-time credit to each subscriber in CPST regulated franchises. The aggregate amount of such credits is approximately $9 million. Such amount had previously been accrued by TCIC. In addition, the FCC will find that the CPST rates in CPST regulated franchises on September 15, 1995 comply with federal regulations. TCIC has committed not to file any additional cost-of-service filings until May 15, 1996 in franchises that were subject to CPST regulation prior to September 15, 1995. However, TCIC will be able to avail itself of the other mechanisms under FCC rules to recover costs, including abbreviated cost-of-service filings covering system rebuilds and upgrades. In the proposed resolution, TCIC does not admit any violation of, or any failure to conform to, the 1992 Cable Act or the rules promulgated thereunder. The comment period has ended and TCIC is awaiting action by the FCC.

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $185 million at December 31, 1995. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     In connection with the launch of a premium service in 1994, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of December 31, 1995, the maximum amount of such obligations or guarantees was approximately $135 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

     TCIC has also committed to provide additional debt or equity funding to certain of its affiliates. At December 31, 1995, such commitments aggregated $24 million.

     TCIC leases business offices, has entered into pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. Minimum rental expense under such arrangements amounted to $112 million, $76 million and $70 million in 1995, 1994 and 1993, respectively.

     Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                    Years ending
                    December 31,
                    ------------

                       1996          $ 66
                       1997            64
                       1998            59
                       1999            57
                       2000            51

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1996.

     Certain key employees of the Company hold restricted stock awards and options with tandem SARs to acquire shares of certain subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested.

     TCIC has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(12) Quarterly Financial Information (Unaudited)
     -------------------------------------------


                                           1st       2nd       3rd       4th
                                         Quarter   Quarter   Quarter   Quarter
                                        ---------  --------  --------  --------
                                                 amounts in millions
    1995:
    -----

    Revenue                             $  1,169     1,262     1,310     1,377

    Operating income                    $    230       208       222       143

    Income tax benefit (expense)        $     (4)       14        15        24

    Net earnings (loss)                 $      4       (28)      (26)      (70)

    1994:
    -----

    Revenue                             $  1,060     1,081     1,072     1,105

    Operating income                    $    234       205       181       198

    Income tax expense:
     As previously reported             $    (31)      (21)      (29)
     Adjustment for effect of adopting
      equity method of accounting
      for investments:
       BET                                    --        (1)       --
                                           -----     -----     -----
    As adjusted                         $    (31)      (22)      (29)      (50)
                                           =====     =====     =====     =====

    Net earnings:
     As previously reported             $     32         6        23
     Adjustment for effect of adopting
      equity method of accounting
      for investments:
       QVC                                    --        --         1
       BET                                    --         1        --
                                           -----     -----     -----
     As adjusted                        $     32         7        24        31
                                           =====     =====     =====     =====



                                   PART III.


Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     The following lists the directors and executive officers of TCI Communications, Inc. ("TCIC" or the "Company"), their birth dates, a description of their business experience and positions held with the Company as of January 31, 1996. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

        Name                                      Positions
----------------------       ---------------------------------------------------

Bob Magness                  Chairman of the Board of TCIC since 1973 and TCIC
Born June 3, 1924            director from 1968; Chairman of the Board and
                             director of Tele-Communications, Inc. ("TCI") since June of 1994.


John C. Malone               Director of TCIC since 1973; Chief Executive
Born March 7, 1941           Officer of TCIC from March of 1992 to October of
                             1994 and President of TCIC from 1973 to October of 1994; TCI director since June of 1994; Chief
                             Executive Officer and President of TCI since
                             January of 1994; is President and a director of many of TCI's subsidiaries; also a director of Turner Broadcasting System, Inc., BET Holdings,
                             Inc., Home Shopping Network, Inc. and The Bank of
                             New York. Chairman of the Board and a director of Tele-Communications International, Inc.
                             ("International") since May 1995.


Kim Magness                  TCIC director from 1985 to August of 1994;
Born May 17, 1952            reinstated as TCIC director in January of 1996;
                             TCI director since June of 1994; manages numerous personal and business investments, and is Chairman and President of a company developing liners for irrigation canals.


John W. Gallivan             Chairman of the Board of Kearns-Tribune
Born June 28, 1915           Corporation ("Kearns"), a newspaper publishing
                             concern; also a director of Silver King Mining
                             Company; TCI director since June of 1994; TCIC director from 1980 to August of 1994; reinstated as TCIC director in January of 1996.


Donne  F. Fisher             Director of TCIC since 1980 and of TCI since June
Born May 24, 1938            of 1994.  Executive Vice President of TCIC from
                             December of 1991 to October of 1994; was previously Senior Vice President of TCIC since
                             1982 and Treasurer since 1970; Executive Vice
                             President of TCI from January of 1994 through January 1, 1996. On January 1, 1996, Mr. Fisher resigned his position of Executive Vice President of TCI; also a director of General Communication, Inc.


Brendan R. Clouston          President and Chief Executive Officer of TCIC
Born April 28, 1953          since October of 1994; Executive Vice President
                             and Chief Operating Officer of TCI from March of
                             1992 to October of 1994; previously Senior Vice
                             President of TCI since December of 1991; Executive
                             Vice President of TCI since January of 1994; from
                             January of 1987 through December of 1991, held various executive positions with United Artists
                             Entertainment Company ("UAE") and its predecessor, United Artists Communications, Inc. ("UACI"), most recently Executive Vice President and Chief
                             Financial Officer.

                                                                     (continued)

                                     III-1

      Name                                       Positions
---------------------        ---------------------------------------------------

Stephen M. Brett             Appointed Senior Vice President and General
Born September 20, 1940      Counsel of TCIC as of December of 1991.  Executive
                             Vice President, General Counsel and Secretary of
                             TCI since January of 1994.  Vice President and
                             Secretary and a director of most of TCI's subsidiaries. From August of 1988 through December of 1991, was Executive Vice
                             President-Legal and Secretary of UAE and its predecessor, UACI.


Barry P. Marshall            Executive Vice President and Chief Operating
Born March 4, 1946           Officer of TCIC since October of 1994.  Executive
                             Vice President and Chief Operating Officer of TCI
                             Cable Management Corporation, TCIC's primary operating subsidiary, from March of 1992 through January 1, 1994, where he directly oversaw all of TCIC's regional operating divisions. From 1986 to March of 1992, was Vice President and Chief
                             Operating Officer of TCIC's largest regional operating division.


Gary K. Bracken              Controller of TCIC since 1969.  Appointed Senior
Born July 29, 1939           Vice President of TCIC in December of 1991.  Was
                             named Vice President and Principal Accounting
                             Officer of TCIC in 1982.


Bernard W. Schotters         Appointed Senior Vice President-Finance and
Born November 25, 1944       Treasurer of TCIC in December of 1991.  Was
                             appointed Vice President-Finance of TCIC in 1984.
                             Vice President and Treasurer of most of TCI's subsidiaries.


Robert N. Thomson            Appointed Senior Vice President of TCIC in
Born December 19, 1943       February of 1995.  Senior Vice President of
                             Communications and Policy Planning for TCIC from
                             1991 to October of 1994.  Previously, Vice
                             President of Government Affairs for TCIC from
                             January of 1987 to 1991.


Gary S. Howard               TCIC Senior Vice President since October 1994 and
Born February 22, 1951       TCI Vice President from December 1991 through
                             October of 1994.  President of Primestar by TCI.
                             Senior Vice President of United Artists
                             Entertainment Company from June 1989 to December
                             1991.


Sadie N. Decker              TCIC Senior Vice President from October, 1994; was
Born October 8, 1939         Vice President from April, 1993 through October,
                             1994; Executive Director with Martin Marietta
                             Astronautics (the predecessor company to
                             Lockheed-Martin Astronautics) from 1985 through
                             April, 1993.


Gerald W. Gaines             Appointed TCIC Senior Vice President of Telephony
Born May 29, 1956            Services in October 1994; President and Chief
                             Executive Officer of TCI Telephony Services, Inc.
                             since April, 1995; was President and founder of GCG, Inc. (a management services firm serving the telecommunications industry) from 1991 to 1994.

                                                                     (continued)

                                     III-2

        Name                                      Positions
---------------------------  ---------------------------------------------------

Barbara J. Mowry             TCIC Senior Vice President-Customer Satisfaction
Born January 27, 1948        since June 1995; was president and chief executive
                             officer of The Mowry Company from 1990 through June, 1995.


Jedd S. Palmer               TCIC Senior Vice President-Programming from
Born July 28, 1954           August, 1994; was Vice President-Programming from
                             1992 through August, 1994 and Director of
                             Programming from January, 1991 through early 1992.


Camille K. Jayne             TCIC Senior Vice President since January, 1996;
Born June 15, 1952           was Vice President/Senior Consultant with Ryan
                             Partnership from 1994 through January, 1996; prior to that was Senior Director/Co-Chairman New
                             Ventures of Ameritech Regional Bell Operating
                             Company from 1992 through 1994; was First Vice
                             President of Comerica Bank from 1987 through 1992.

          There are no family relations, of first cousin or closer, among the above named individuals, by blood, marriage or adoption, except that Bob Magness and Kim Magness are father and son.

          During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TCIC's officers and directors, and persons who own more than ten percent of a registered class of TCIC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish TCIC with copies of all Section 16(a) forms they file.

          Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TCIC with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TCIC believes that, during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

                                     III-3

Item 11.  Executive Compensation.
-------   ----------------------

          (a) Summary Compensation Table of TCI Communications, Inc. On August
              ------------------------------------------------------
3, 1995, TCI amended its Restated Certificate of Incorporation to, among other things, (i) redesignate the TCI Class A Common Stock as "Tele-Communications, Inc. Series A TCI Group Common Stock" ("Series A Stock") and TCI's Class B Common Stock as "Tele-Communications, Inc. Series B TCI Group Common Stock" ("Series B Stock") and (ii) authorize two additional series of TCI common stock, designated as "Tele-Communications, Inc. Series A Liberty Media Group Common Stock" ("Liberty Series A Stock") and "Tele-Communications, Inc. Series B Liberty Media Group Common Stock" ("Liberty Series B Stock "). Thereafter,
TCI distributed to the holders of TCI common stock one-fourth of a share of the corresponding series of Liberty Media Group common stock in respect of each share of TCI Group common stock held of record as of August 4, 1995, the record date for such distribution (the "Distribution"). Certain of the stock options with tandem stock appreciation rights relative to Series A Stock and Liberty Series A Stock indicated in the following tables were granted prior to the foregoing redesignation and Distribution. Options to purchase TCI Class A common stock outstanding at the time of the Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Liberty Series A Stock which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A common stock prior to the record date for the Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Liberty Series A Stock.

The following table shows, for the years ended December 31, 1995, 1994 and 1993 all forms of compensation for the Chief Executive Officer and each of the five most highly compensated executive officers of TCIC, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1995:


                                                               Long-Term Compensation
                                                               ----------------------
                            Annual Compensation                        Awards
                         --------------------------            ----------------------
                                                      Other                      Securities
                                                      Annual      Restricted     Underlying
                                                      Compen-       Stock         Options/        All Other
                                                      sation       Award(s)         SARs         Compensation
Position                 Year   Salary ($) Bonus($)  ($)(1)         ($)(2)           (#)            ($)(6)
--------                 ----   ---------  -------   ------       ----------      ------------   ------------
Brendan R. Clouston      1995   $550,000        --    $3,181      $2,062,500      1,000,000 (3)       $15,000
President and Chief      1994   $525,000        --    $1,000             ---        625,000 (4)       $15,000
   Executive Officer     1993   $519,231        --    $  263             ---        625,000 (5)       $15,000

Barry P. Marshall        1995   $367,500        --    $2,934      $  309,375         75,000 (3)       $13,816
Executive Vice           1994   $349,947        --    $  538             ---        125,000 (4)       $13,811
   President and         1993   $363,462        --    $1,143             ---        250,000 (5)       $13,746
   Chief Operating
   Officer

Gary S. Howard           1995   $262,500   $23,210    $3,415      $  309,375        150,000 (3)       $15,000
Senior Vice              1994   $226,462   $23,210    $1,052             ---         62,500 (4)       $15,000
   President             1993   $208,119   $23,210    $2,401             ---         62,500 (5)       $15,000

Gary K. Bracken          1995   $248,063        --    $3,735      $  206,250         75,000 (3)       $15,000
Senior Vice President    1994   $233,624        --    $5,630             ---         62,500 (4)       $15,000
   and Controller        1993   $225,000        --    $  567             ---         93,750 (5)       $15,000

Bernard S. Schotters     1995   $248,063        --    $3,662      $  515,625        300,000 (3)       $15,000
Senior Vice              1994   $236,250        --    $2,775             ---         62,500 (4)       $15,000
   President and         1993   $233,654        --    $2,926             ---         93,750 (5)       $15,000
   Treasurer

Robert N. Thomson        1995   $248,063        --    $2,705      $  206,250         50,000 (3)       $12,480
Senior Vice              1994   $236,250        --    $1,846             ---         62,500 (4)       $12,480
   President             1993   $233,654        --    $1,914             ---         93,750 (5)       $12,960
--------------------

(1)  Consists of amounts reimbursed during the year for the payment of taxes.

(2) TCI has a stock incentive plan, the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "1994 Plan"). On December 13, 1995, pursuant to the 1994 Plan, Mr. Clouston was granted 100,000 restricted shares of Series A Stock, Mr. Marshall and Mr. Howard were each granted 15,000 restricted shares of Series A Stock, Mr. Bracken and Mr. Thomson were each granted 10,000 restricted shares of Series A Stock and Mr. Schotters was granted 25,000 restricted shares of Series A Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% on December 13, 2000. The value of such restricted shares at the end of 1995 was $1,987,500 for Mr. Clouston, $298,125 each for Messrs. Marshall and Howard, $198,750 each for Messrs. Bracken and Thomson and $496,875 for Mr. Schotters based upon the closing price of Series A Stock on December 29, 1995. TCI has not paid cash dividends on the Series A Stock and does not anticipate declaring and paying cash dividends on the Series A Stock at any time in the foreseeable future.
                                                                    (continued)
                                     III-4

(3) For additional information regarding this award, see Option/SAR Grants Table below.

(4) On November 17, 1994, pursuant to the 1994 Plan, certain executive officers and other key employees were granted an aggregate of 3,191,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock at an adjusted purchase price of $16.50 per share and an aggregate of 797,750 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $22.00 per share. Such options vest evenly over five years, become exercisable beginning on November 17, 1995 and expire on November 17, 2004. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1994 Plan), unless in the case of an Approved Transaction, the TCI Compensation Committee under the circumstances specified in the 1994 Plan determines otherwise.

(5) On October 12, 1993 certain executive officers and other key employees were granted an aggregate of 1,355,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock at an adjusted purchase price of $12.50 per share and 338,750 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $16.75 per share. On November 12, 1993, an additional grant of stock options in tandem with stock appreciation rights to purchase an aggregate of 600,000 shares of Series A Stock was made to Messrs. Clouston and an executive officer of TCI at an adjusted purchase price of $12.50 per share and an aggregate of 150,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock at a purchase price of $16.75 per share. Such options vest evenly over four years, first became exercisable on October 12, 1994 and expire on October 12, 2003. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the Plan), unless in the case of an Approved Transaction, the TCI Compensation Committee under the circumstances specified in the Plan determines otherwise.

                                                                     (continued)

                                     III-5

(6) Includes dollar value of annual TCI contributions to the TCI Employee Stock Purchase Plan ("ESPP") in which all named executive officers are fully vested. Directors who are not employees of the Company are ineligible to participate in the ESPP. The ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and benefits upon retirement. Under the terms of the ESPP, employees are eligible for participation after one year of service. The ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the TCI Board of Directors) may contribute up to 100% of the participants' contributions. The ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:

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

     Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the ESPP, it may do so at any time. The ESPP provides for full and immediate vesting of all participants' rights upon termination.

                                                                     (continued)

                                     III-6

     (b) Option/SAR Grants Table of TCI Communications, Inc.  The following
         ---------------------------------------------------
table shows all individual grants of stock options and stock appreciation rights ("SARs") granted to each of the named executive officers of TCIC during the year ended December 31, 1995:


                         Number of
                        Securities
                        Underlying     % of Total
                         Options/     Options/SARs                    Market
                           SARs          Granted      Exercise or    Price on                      Grant Date
                          Granted     to Employees     Base Price   Grant Date     Expiration     Present Value
Name                        (#)      in Fiscal Year      ($/Sh)       ($/Sh)          Date             ($)
----------------------  -----------  ---------------  ------------  -----------  --------------  ---------------
Brendan R. Clouston
   Series A              1,000,000               (1)       $17.00   $20.625 (7)  August 4, 2005  $14,133,800 (9)

Barry P. Marshall
   Series A                 75,000               (2)       $17.00   $20.625 (7)  August 4, 2005  $ 1,060,035 (9)

Gary S. Howard
   Series A                150,000               (3)       $17.00   $20.625 (7)  August 4, 2005  $ 2,120,070 (9)

Gary K. Bracken
   Series A                 75,000               (2)       $17.00   $20.625 (7)  August 4, 2005  $ 1,060,035 (9)

Bernard W. Schotters
   Series A                250,000               (4)       $17.00   $20.625 (7)  August 4, 2005  $ 3,533,450 (9)
   TINTA Series A           50,000               (5)       $16.00   $25.375 (8)  August 4, 2005  $  864,180 (10)

Robert N. Thomson
   Series A                 50,000               (6)       $17.00   $20.625 (7)  August 4, 2005  $   706,690 (9)

-------------------------

(1) On December 13, 1995, pursuant to the 1994 Plan, certain executive officers were granted an aggregate of 2,650,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock and an aggregate of 675,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock. Additionally, TCI has a stock incentive plan, the Tele-Communications, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). On December 13, 1995, pursuant to the 1995 Plan, certain key employees were granted an aggregate of 2,757,500 options in tandem with stock appreciation rights to acquire shares of Series A Stock and an aggregate of 436,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock. Additionally, on December 13, 1995, pursuant to an incentive plan subject to the approval of TCI shareholders (the "1996 Plan"), certain executive officers and directors of TCIC and an officer of TCI were granted an aggregate of 2,000,000 options in tandem with stock appreciation rights to acquire shares of Series A Stock and an aggregate of 1,100,000 options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005. Mr. Clouston's grant, pursuant to the 1994 Plan, of options in tandem with stock appreciation rights represents 37.7% of the total options granted to purchase Series A Stock pursuant to the 1994 Plan and, together with the options granted to purchase Series A Stock pursuant to the 1995 Plan and the 1996 Plan, represents 13.5% of all options granted in 1995 to purchase Series A Stock.

                                                                     (continued)

                                     III-7

(2) Mr. Marshall's and Mr. Bracken's grant, pursuant to the 1994 Plan, of options in tandem with stock appreciation rights each represent 2.8% of the total options granted to purchase Series A Stock pursuant to the 1994 Plan and, together with the options granted to purchase Series A Stock pursuant to the 1995 Plan and the 1996 Plan, each represent 1.0% of all options granted in 1995 to purchase Series A Stock.

(3) Mr. Howard's grant, pursuant to the 1995 Plan, of options in tandem with stock appreciation rights represents 5.4% of the total options granted to purchase Series A Stock pursuant to the 1995 Plan and, together with the options granted to purchase Series A Stock pursuant to the 1994 Plan and the 1996 Plan, represents 2.0% of all options granted in 1995 to purchase Series A Stock.

(4) Mr. Schotters' grant, pursuant to the 1994 Plan, of options in tandem with stock appreciation rights represents 9.4% of the total options granted to purchase Series A Stock pursuant to the 1994 Plan and, together with the options granted to purchase Series A Stock pursuant to the 1995 Plan and the 1996 Plan, represents 3.4% of all options granted in 1995 to purchase Series A Stock.

(5) Mr. Schotters was granted 50,000 options in tandem with stock appreciation rights to acquire from TCI shares of Series A Tele-Communications International, Inc. common stock ("TINTA Series A Stock") owned by it. Additionally, Tele-Communications International, Inc. ("International"), a majority owned subsidiary of TCI, has a stock incentive plan (the "International Plan") which is subject to the approval of the International shareholders. On December 13, 1995, pursuant to the International Plan, certain executive officers and other key employees of TCI were granted an aggregate of 1,302,000 options in tandem with stock appreciation rights to acquire shares of TINTA Series A Stock. Each such grant of options vests evenly over 5 years, becomes exercisable beginning August 4, 1996 and expires on August 4, 2005. Mr. Schotters' grant of such options in tandem with stock appreciation rights represents 100% of the total options granted by TCI of options to purchase its ownership of TINTA Series A Stock and, together with the options granted pursuant to the International Plan, represents 3.7% of all options granted to purchase TINTA Series A Stock.

(6) Mr. Thomson's grant, pursuant to the 1994 Plan, of options in tandem with stock appreciation rights represents 1.9% of the total options granted to purchase Series A Stock pursuant to the 1994 Plan and, together with the options granted to purchase Series A Stock pursuant to the 1995 Plan and the 1996 Plan, represents 0.7% of all options granted in 1995 to purchase Series A Stock.

(7) Represents the closing market price per share of Series A Stock on December 13, 1995.

(8) Represents the closing market price per share of TINTA Series A Stock on December 13, 1995.

                                                                     (continued)

                                     III-8

(9) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 5.65% discount rate; (b) a volatility factor based upon the historical trading pattern of Series A Stock; (c) the 10-year option term; and (d) the closing price of Series A Stock on February 8, 1996. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(10) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 5.75% discount rate; (b) a volatility factor based upon the historical trading pattern of TINTA Series A Stock; (c) the 10-year option term; and (d) the closing price of TINTA Series A Stock on January 15, 1996. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

     (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
         --------------------------------------------------------------------
Table of TCI Communications, Inc.  The following table shows each exercise of
---------------------------------
stock options and SARs during the year ended December 31, 1995 by each of the named executive officers of TCIC and the December 31, 1995 number and year-end value of unexercised options and SARs on an aggregated basis:


                                                           Number of
                                                          Securities       Value of
                                                          Underlying      Unexercised
                                                          Unexercised    In-the-Money
                                                         Options/SARs    Options/SARs
                                                              at              at
                                                         December 31,    December 31,
                                                           1995 (#)        1995 ($)
                      Shares Acquired   Value Realized   Exercisable/    Exercisable/
    Name              on Exercise (#)        ($)         Unexercisable   Unexercisable
    ----              ---------------   --------------   -------------   -------------
    Brendan Clouston
     Exercisable
      Series A                     --    $2,396,875 (1)        265,000      $1,794,375
      Liberty Series A             --    $  873,438 (1)         66,250      $  618,281
     Unexercisable
      Series A                     --               --       1,610,000      $6,733,750
      Liberty Series A             --               --         152,500      $1,334,063

    Barry Marshall
     Exercisable
      Series A                     --               --         240,000      $1,690,000
      Liberty Series A             --               --          60,000      $  581,250
     Unexercisable
      Series A                     --               --         335,000      $1,813,125
      Liberty Series A             --               --          65,000      $  553,125

                                                                     (continued)

                                     III-9


                                                            Number of
                                                           Securities       Value of
                                                           Underlying      Unexercised
                                                           Unexercised    In-the-Money
                                                          Options/SARs    Options/SARs
                                                               at              at
                                                          December 31,    December 31,
                                                             1995 (#)        1995 ($)
                       Shares Acquired   Value Realized   Exercisable/    Exercisable/
    Name               on Exercise (#)        ($)         Unexercisable   Unexercisable
    ----               ---------------   --------------   -------------   -------------
    Gary Howard
     Exercisable
      Series A                   9,714          $75,046          65,000      $  439,375
      Liberty Series A           2,428          $25,008          16,250      $  151,406
     Unexercisable
      Series A                      --               --         235,000      $  898,125
      Liberty Series A              --               --          21,250      $  162,656

    Gary Bracken
     Exercisable
      Series A                      --               --          92,500      $  642,188
      Liberty Series A              --               --          23,125      $  221,016
     Unexercisable
      Series A                      --               --         182,500      $  848,438
      Liberty Series A              --               --          26,875      $  219,609

    Bernard Schotters
     Exercisable
      Series A                      --               --          92,500      $  642,188
      Liberty Series A              --               --          23,125      $  221,016
     Unexercisable
      Series A                      --               --         357,500      $1,351,563
      Liberty Series A              --               --          26,875      $  219,609
      TINTA Series A                --               --          50,000      $  337,500

    Robert Thomson
     Exercisable
      Series A                      --               --          92,500      $  642,188
      Liberty Series A              --               --          23,125      $  221,016
     Unexercisable
      Series A                      --               --         157,500      $  776,563
      Liberty Series A              --               --          26,875      $  219,609

___________________________

(1) Mr. Clouston received an aggregate payment of $3,270,313 from the Company (based on the market value of Series A Stock of $19.875 per share and Liberty Series A Stock of $27.50 per share) in September of 1995, in cancellation of his options with tandem stock appreciation rights covering 325,000 shares of Series A Stock and 81,250 shares of Liberty Series A Stock.

                                                                     (continued)

                                     III-10

     (d) Compensation of directors.  There are no arrangements whereby any of
         -------------------------
TCIC's directors received compensation for services as a director during 1995.

     (e) Employment Contracts and Termination of Employment and Change of
         ----------------------------------------------------------------
Control Arrangements.  The Company has no employment contracts or termination of
--------------------
employment and change of control arrangements for any of the named executive officers of TCIC.

     (f) Additional information with respect to Compensation Committee
         -------------------------------------------------------------
Interlocks and Insider Participation in Compensation Decisions.  The members of
--------------------------------------------------------------
TCI's compensation committee are Messrs. Robert A. Naify and John W. Gallivan, both directors of TCI and, as to Mr. Gallivan, a director of TCIC. TCIC has no separate compensation committee, and compensation decisions relative to TCIC are determined by TCI's compensation committee.

       Dr. Malone is a director of TCIC and is Chairman of the Board and a member of the compensation committee of International.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

     (a) Security ownership of certain beneficial owners.  The following table
         -----------------------------------------------
sets forth, as of January 31, 1996, information with respect to the ownership of TCIC Class A common stock ("Class A Stock"), Class B common stock ("Class B Stock") and Cumulative Exchangeable Preferred Stock, Series A ("Series A Preferred Stock"), by each person known to the Company to own beneficially more than 5% of any class outstanding on that date. So far as is known to TCIC, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them. Voting power in the table is computed with respect to a general election of directors and, therefore, the Series A Preferred Stock is included in the calculation.


                  Name and address of      Amount and Nature       Percent     Voting
 Title of Class     Beneficial Owner    of Beneficial Ownership  of Class(1)  Power(1)
----------------  --------------------  -----------------------  -----------  ---------
Class A           Tele-Communications,                  811,655       100%      97.4%
Class B             Inc.                                 94,447       100%
Series A Pref.    5619 DTC Parkway                           --        --
                  Englewood, CO

Class A           The TCW Group, Inc.                        --        --     *
Class B           865 South Figueroa                         --        --
Series A Pref.      Street                              516,000      11.2%
                  Los Angeles, CA

________________________

* Less than one percent

(1) Based on 811,655 shares of Class A Stock, 94,447 shares of Class B Stock and 4,600,000 shares of Series A Preferred Stock outstanding on January 31, 1996. The Class A Stock has 100 votes per share and the Class B Stock has 1,000 votes per share.

                                                                     (continued)

                                     III-11

     (b) Security ownership of management.  The following table sets forth, as
         --------------------------------
of January 31, 1996, information with respect to the ownership of TCIC's voting securities (Class A Stock, Class B Stock and Series A Preferred Stock) and ownership of TCI's voting securities (Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock (other than directors' qualifying shares), Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B preferred Stock"), Convertible Preferred Stock, Series C ("Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock")), by all directors and each of the named executive officers of TCIC, and by all executive officers and directors of TCIC as a group. Shares issuable upon exercise or vesting of convertible securities or restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's ESPP and shares held by the trustee of UAE's Employee Stock Ownership Plan for their respective accounts. So far as is known to TCIC, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.

                                                                     (continued)

                                     III-12

                        Name of            Amount and Nature         Percent     Voting
  Title of Class    Beneficial Owner    of Beneficial Ownership    of Class(1)  Power(1)
  --------------    ----------------    -----------------------    -----------  ---------
Class A               Bob Magness                   --                  --         --
Class B                                             --                  --
Series A Pref.                                      --                  --
Series A                                      5,626,938 (2)(3)(4)        *        26.2%
Series B                                     37,132,076 (2)(4)(7)      43.9%
Liberty Series A                              1,406,734 (2)(3)(4)        *
Liberty Series B                              9,283,019 (2)(4)         43.8%
Class B Pref.                                   125,000                 7.7%
Series C Pref.                                       --                  --
Series G Pref.                                       --                  --
Series H Pref.                                       --                  --

Class A             John C. Malone                   --                  --         --
Class B                                              --                  --
Series A Pref.                                       --                  --
Series A                                       2,171,395 (5)              *       17.8%
Series B                                      25,287,083 (6)(7)(8)      29.9%
Liberty Series A                                 542,819 (5)              *
Liberty Series B                               6,349,270 (6)(7)(8)      30.0%
Class B Pref.                                    306,000 (6)(8)         18.9%
Series C Pref.                                        --                 --
Series G Pref.                                        --                 --
Series H Pref.                                        --                 --

Class A             Donne F. Fisher                   --                 --         --
Class B                                               --                 --
Series A Pref.                                        --                 --
Series A                                          536,367 (9)             *         *
Series B                                          249,072                 *
Liberty Series A                                  136,358 (9)             *
Liberty Series B                                   62,268                 *
Class B Pref.                                       3,464                 *
Series C Pref.                                         --                --
Series G Pref.                                         --                --
Series H Pref.                                         --                --

Class A             John W. Gallivan                   --                --         --
Class B                                                --                --
Series A Pref.                                         --                --
Series A                                           52,124 (10)            *         *
Series B                                               --                --
Liberty Series A                                   13,031 (10)            *
Liberty Series B                                       --                --
Class B Pref.                                          14                 *
Series C Pref.                                         --                --
Series G Pref.                                         --                --
Series H Pref.                                         --                --

                                                                     (continued)

                                     III-13

                        Name of            Amount and Nature         Percent     Voting
  Title of Class    Beneficial Owner    of Beneficial Ownership    of Class(1)  Power(1)
  --------------    ----------------    -----------------------    -----------  ---------
Class A               Kim Magness                 --                     --         --
Class B                                           --                     --
Series A Pref.                                    --                     --
Series A                                       50,000 (11)                *          *
Series B                                      518,000                     *
Liberty Series A                               12,500 (11)                *
Liberty Series B                              129,500                     *
Class B Pref.                                      --                    --
Series C Pref.                                     --                    --
Series G Pref.                                     --                    --
Series H Pref.                                     --                    --

Class A             Brendan R. Clouston            --                    --         --
Class B                                            --                    --
Series A Pref.                                     --                    --
Series A                                    1,985,391 (12)               *           *
Series B                                          230                    *
Liberty Series A                              221,347 (12)
Liberty Series B                                   57                    *
Class B Pref.                                      --                   --
Series C Pref.                                     --                   --
Series G Pref.                                     --                   --
Series H Pref.                                     --                   --

Class A               Barry Marshall               --                   --          --
Class B                                            --                   --
Series A Pref.                                     --                   --
Series A                                      637,606 (13)               *
Series B                                           --                   --
Liberty Series A                              136,848 (13)
Liberty Series B                                   --                   --
Class B Pref.                                      --                   --
Series C Pref.                                     --                   --
Series G Pref.                                     --                   --
Series H Pref.                                     --                   --

Class A               Gary Howard                  --                   --          --
Class B                                            --                   --
Series A Pref.                                     --                   --
Series A                                      348,058 (14)               *           *
Series B                                           --                   --
Liberty Series A                               46,115 (14)               *
Liberty Series B                                   --                   --
Class B Pref.                                      --                   --
Series C Pref.                                     --                   --
Series G Pref.                                     --                   --
Series H Pref.                                     --                   --

                                                                     (continued)

                                     III-14


                        Name of            Amount and Nature           Percent     Voting
  Title of Class    Beneficial Owner    of Beneficial Ownership      of Class(1)  Power(1)
  --------------    ----------------    -----------------------      -----------  ---------
Class A               Gary Bracken                 --                      --         --
Class B                                            --                      --
Series A Pref.                                     --                      --
Series A                                      485,424 (15)                  *          *
Series B                                        3,000                       *
Liberty Series A                              100,469 (15)                  *
Liberty Series B                                  750                       *
Class B Pref.                                     810                       *
Series C Pref.                                     --                      --
Series G Pref.                                     --                      --
Series H Pref.                                     --                      --

Class A               Bernard Schotters            --                      --         --
Class B                                            --                      --
Series A Pref.                                     --                      --
Series A                                      619,556 (16)                  *          *
Series B                                        1,716                       *
Liberty Series A                               88,131 (16)                  *
Liberty Series B                                  429                       *
Class B Pref.                                   1,022                       *
Series C Pref.                                     --                      --
Series G Pref.                                     --                      --
Series H Pref.                                     --                      --

Class A               Robert Thomson               --                      --         --
Class B                                            --                      --
Series A Pref.                                     --                      --
Series A                                      267,285 (17)                  *          *
Series B                                           --                      --
Liberty Series A                               51,770 (17)                  *
Liberty Series B                                   --                      --
Class B Pref.                                      --                      --
Series C Pref.                                     --                      --
Series G Pref.                                     --                      --
Series H Pref.                                     --                      --

Class A               All directors                --                      --         --
Class B               and executive                --                      --
Series A Pref.        officers                     --                      --
Series A              as a group           14,709,468 (2)(3)(4)(5)        2.5%      44.7%
                      (17 persons)                    (9)(10)(11)(12)
                                                      (13)(14)(15)(16)
                                                      (17)
Series B                                   63,191,177 (2)(4)(6)(7)(8)    74.6%
Liberty Series A                            3,008,392 (2)(3)(4)(5)(9)     2.1%
                                                      (10)(11)(12)(13)
                                                      (14)(15)(16)(17)
Liberty Series B                           15,825,293 (2)(4)(6)(7)(8)    74.7%
Class B Pref.                                 436,332 (6)(8)             26.9%
Series C Pref.                                     --                      --
Series G Pref.                                     --                      --
Series H Pref.                                     --                      --

_________________________

*  Less than one percent.
                                                                     (continued)

                                     III-15

(1) Based on 811,655 shares of Class A Stock, 94,447 shares of Class B Stock, 4,600,000 shares of Series A Preferred Stock, 571,692,645 shares of Series A Stock (after elimination of shares of TCI held by subsidiaries of TCI), 84,685,554 shares of Series B Stock, 142,896,264 shares of Liberty Series A Stock, 21,196,868 shares of Liberty Series B Stock, 1,620,026 shares of Class B Preferred Stock, 70,575 shares of Series C Preferred Stock, 7,259,380 shares of Series G Preferred Stock and 7,259,380 shares of Series H Preferred Stock outstanding on January 31, 1996.

(2) Mr. Magness, as executor of the Estate of Betsy Magness, is the beneficial owner of all shares of Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock held of record by the Estate of Betsy Magness. The number of shares held by Mr. Magness includes 2,105,332 shares of Series A Stock, 6,346,212 shares of Series B Stock, 526,333 shares of Liberty Series A Stock and 1,586,553 shares of Liberty Series B Stock of which Mr. Magness is beneficial owner as executor.

(3) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. Options to acquire 600,000 and 150,000 shares of Series A Stock and Liberty Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. None of the options are exercisable until August 4, 1996. Such grant is subject to the approval by shareholders of the 1996 Plan.

(4) Mr. Magness and Kearns are parties to a buy-sell agreement, entered into in October of 1968, as amended, under which neither party may dispose of their shares without notification of the proposed sale to the other, who may then buy such shares at the offered price, sell all of their shares to the other at the offered price or exchange one of their Series A shares for each Series B share or one of their Liberty Series A shares for each Liberty Series B share held by the other and purchase any remaining Series B shares or Liberty Series B shares at the offered price. There are certain exceptions, including transfers to specified persons or entities, certain public sales of Series A shares or Liberty Series A shares and exchanges of Series A shares for Series B shares or Liberty Series A shares for Liberty Series B shares.

(5) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. Options to acquire 600,000 and 150,000 shares of Series A Stock and Liberty Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of Series A Stock and 250,000 shares of Liberty Series A Stock. None of the options are exercisable until August 4, 1996. Such grant is subject to the approval by shareholders of the 1996 Plan.

(6) Includes 1,173,000 shares of Series B Stock, 293,250 shares of Liberty Series B Stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

                                                                     (continued)

                                     III-16

(7) Pursuant to a letter agreement, dated June 17, 1988, Mr. Magness and Kearns each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of Series B Stock or Liberty Series B Stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.

(8) The number of shares of Series B Stock, Liberty Series B Stock and Class B Preferred Stock held by Dr. Malone includes 3,120,000, 780,000 and 40,000 TCI Restricted Voting Shares, respectively, that are subject to repurchase by TCI under certain circumstances. Until they cease to be subject to TCI's repurchase right (March 28, 1996), such shares may not be transferred and, with respect to any matter submitted to a vote of the stockholders of TCI, the votes represented thereby will be cast in the same proportion as all other votes are cast with respect to such matter. The number of shares of Series A Stock, Series B Stock, Liberty Series A Stock, Liberty Series B Stock and Class B Preferred Stock held by Dr. Malone which are not subject to such repurchase rights and voting requirements represent 16.1% of the total voting power of the shares of TCI common stock, TCI Class B Preferred Stock and Series C Preferred Stock outstanding (excluding 3,120,000, 780,000 and 40,000 TCI Restricted Voting Shares from such total voting power).

(9) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 40,000 shares of Series A Stock and 10,000 shares of Liberty Series A Stock are currently exercisable.

(10) Includes 1,524 shares of Series A Stock and 381 shares of Liberty Series A Stock held by Mr. Gallivan's wife. TCI has an option plan for its directors who are not employees of TCI (the "Director Stock Option Plan"). Pursuant to such plan, TCI granted options to each such director, effective as of November 16, 1994, to purchase 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Such options have a purchase price of $16.50 per share and $22.50 per share, respectively, and vest and become exercisable over a five-year period, commencing November 16, 1995 and will expire on November 16, 2004. Assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable.

(11) Assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable.

                                                                     (continued)

                                     III-17

(12) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 300,000 shares of Series A Stock and 75,000 shares of Liberty Series A Stock. Options to acquire 100,000 shares of Series A Stock and 25,000 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1993 to acquire 375,000 shares of Series A Stock and 93,750 shares of Liberty Series A Stock. Options to acquire 125,000 shares of Series A Stock and 31,250 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 40,000 shares of Series A Stock and 10,000 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,000,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. Additionally assumes the vesting in full of 100,000 Series A restricted stock. None of the stock is currently vested.

(13) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 120,000 shares of Series A Stock and 30,000 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1993 to acquire 200,000 shares of Series A Stock and 50,000 shares of Liberty Series A Stock. Options to acquire 100,000 shares of Series A Stock and 25,000 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 100,000 shares of Series A Stock and 25,000 shares of Liberty Series A Stock. Options to acquire 20,000 shares of Series A Stock and 5,000 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 75,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. Additionally assumes the vesting in full of 15,000 Series A restricted stock. None of the stock is currently vested.

                                                                     (continued)

                                     III-18

(14) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 30,000 shares of Series A Stock and 7,500 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1993 to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 25,000 shares of Series A Stock and 6,250 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 150,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. Additionally assumes the vesting in full of 15,000 Series A restricted stock. None of the stock is currently vested.

(15) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 75,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 45,000 shares of Series A Stock and 11,250 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1993 to acquire 75,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 37,500 shares of Series A Stock and 9,375 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 75,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. Additionally assumes the vesting in full of 10,000 Series A restricted stock. None of the stock is currently vested.

                                                                     (continued)

                                     III-19

(16) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 75,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 45,000 shares of Series A Stock and 11,250 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1993 to acquire 75,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 37,500 shares of Series A Stock and 9,375 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 250,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. Additionally assumes the vesting in full of 25,000 Series A restricted stock. None of the stock is currently vested.

(17) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 75,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 45,000 shares of Series A Stock and 11,250 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1993 to acquire 75,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 37,500 shares of Series A Stock and 9,375 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 50,000 shares of Series A Stock and 12,500 shares of Liberty Series A Stock. Options to acquire 10,000 shares of Series A Stock and 2,500 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 50,000 shares of Series A Stock. None of the options are exercisable until August 4, 1996. Additionally assumes the vesting in full of 10,000 Series A restricted stock. None of the stock is currently vested.

                                                                     (continued)

                                     III-20

(18) Certain executive officers and directors of TCIC (10 persons, including Messrs. Clouston, Marshall, Howard, Bracken, Schotters and Thomson) hold options which were granted in tandem with stock appreciation rights in November of 1992, to acquire an aggregate of 2,888,500 shares of Series A Stock and an aggregate of 722,125 shares of Liberty Series A Stock at purchase prices of $12.50 per shares and $16.75 per share, respectively. Options to acquire 1,653,100 shares of Series A Stock and 413,275 shares of Liberty Series A Stock are currently exercisable. Additionally, certain executive officers (9 persons including Messrs. Clouston, Marshall, Howard, Bracken, Schotters and Thomson) hold stock options granted in tandem with stock appreciation rights in October and November of 1993 to acquire an aggregate of 1,015,000 shares of Series A Stock and an aggregate of 253,750 shares of Liberty Series A Stock at purchase prices of $12.50 per share and $16.75 per share, respectively. Options to acquire 445,000 shares of Series A Stock and 111,250 shares of Liberty Series A Stock are currently exercisable. Also, certain executive officers and directors (12 persons including Messrs. Clouston, Marshall, Howard, Bracken, Schotters and Thomson) hold stock options which were granted in tandem with stock appreciation rights in November of 1994 to acquire an aggregate of 1,075,000 shares of Series A Stock and an aggregate of 268,750 shares of Liberty Series A Stock at purchase prices of $16.50 per share and $22.50 per share, respectively. Options to acquire 215,000 shares of Series A Stock and 53,750 shares of Liberty Series A Stock are currently exercisable. Additionally, certain executive officers and directors (14 persons, including Messrs. Clouston, Marshall, Howard, Bracken, Schotters and Thomson) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan (the 1996 Plan is subject to approval by shareholders) in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 4,775,000 shares of Series A Stock at $17.00 per share. None of the options are exercisable until August 4, 1996. Additionally, certain executive officers and directors (3 persons) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 575,000 shares of Liberty Series A Stock at a purchase price of $24.00 per share. None of the options are exercisable until August 4, 1996. Also, certain executive officers (11 persons, including Messrs. Clouston, Marshall, Howard, Bracken, Schotters and Thomson) hold an aggregate of 260,000 shares of Series A restricted stock. None of the shares are currently vested. One executive officer holds 10,000 shares of Liberty Series A restricted stock. None of the shares are currently vested. Also, two directors, who are also directors of TCI, hold options to purchase an aggregate of 100,000 shares of Series A Stock and an aggregate of 25,000 shares of Liberty Series A Stock at purchase prices of $16.50 per share and $22.50 per share, respectively. Options to purchase 20,000 shares of Series A Stock and 5,000 shares of Liberty Series A Stock are currently exercisable. All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

                                                                     (continued)

                                     III-21

     No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except that Mr. Bob Magness, a director of the Company, owns 944 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Mr. Kim Magness, a director of the Company, owns 31 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; and Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock.

     (c) Change of control.  The Company knows of no arrangements, including any
         -----------------
pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     (a) Transactions with management and others.
         ---------------------------------------

     Pursuant to a Restricted Stock Award Agreement dated December 10, 1992, the Company transferred to Mr. Fisher, a director of the Company, 124.03 shares (having a liquidation value of $4 million) of WestMarc Series C Cumulative Compounding Preferred Stock owned by the Company, subject to forfeiture in the event of certain circumstances from the date of grant through February 1, 2002, with the number of shares subject to forfeiture decreasing by 10% on February 1 of each year. Effective January 1, 1996, he acquired vested title to 37.209 of such shares of WestMarc Series C Cumulative Compounding Preferred Stock and forfeited the balance of such shares. As described below, effective as of January 31, 1996, the 37.209 vested shares of WestMarc Series C Cumulative Compounding Preferred Stock owned by Mr. Fisher were used by one of his affiliates as the consideration for the purchase of certain partnership interests held by subsidiaries of the Company.

                                                                     (continued)

                                     III-22

     In 1989, ECP Holdings, Inc., a subsidiary of the Company ("ECP"), and Halcyon Communications, Inc., an Oklahoma corporation which is not an affiliate of the Company ("HCI"), formed Halcyon Communications Partners, an Oklahoma general partnership ("HCP"), for the purpose of acquiring, owning and operating cable television systems. In 1994, HCI and American Televenture of Minersville, Inc., a subsidiary of the Company ("ATM"), as general partners, and three other subsidiaries of the Company, TCI Cablevision of Nevada, Inc. ("TCINV"), and TEMPO Cable, Inc. ("Tempo Cable") and TCI Cablevision of Utah, Inc. ("TCIU") as limited partners, formed Halcyon Communications Limited Partnership, an Oklahoma limited partnership ("HCLP"), for the purpose of acquiring, owning and operating certain other cable television systems. Effective as of January 31, 1996, Fisher Communication Associates, L.L.C., a Colorado limited liability company ("Fisher Communications") controlled by Mr. Donne F. Fisher, a director of the Company purchased one-third of ECP's partnership interest in HCP and one-third of the partnership interest of each of ATM, TCINV, TCIU and Tempo Cable in HCLP, a ten-year option to purchase the balance of ECP's partnership interest in HCP and ten-year options to purchase the balance of the partnership interest in HCLP of each of ATM, TCINV, TCIU and Tempo Cable. The purchase price for each such partnership interest purchased by Fisher Communications consisted of shares of Series C Cumulative Compounding Preferred Stock of WestMarc Communications, Inc., a subsidiary of the Company (the "WestMarc Shares"). The purchase price for each such option acquired by Fisher Communications was $100 in cash, and each such option is exercisable for cash in a specified amount. The number of WestMarc Shares delivered to each of the Company's subsidiaries named above as consideration for one-third of its partnership interest in HCP or HCLP, and the cash exercise price which Fisher Communications would be required to pay in order to exercise the options granted by those subsidiaries, are as follows:

                                            Cash Exercise Price
                 Number of WestMarc Shares       Of Option
                 -------------------------  -------------------
     ECP                     14.8836           $1,200,000
     ATM                      0.5224               42,120
     TCINV                    2.8911              233,100
     TCIU                     4.3557              351,180
     Tempo Cable             14.5562            1,173,600
                             -------           ----------

                             37.2090           $3,000,000
                             =======           ==========

     The WestMarc Shares are not publicly traded. The dividend, liquidation, and redemption features of the WestMarc Shares are determined by reference to "Liquidation Price," which is defined, per share, as the sum of (i) $32,250 plus
(i) an amount equal to all dividends which accrued during any quarterly dividend period and were not paid in full at the end of that period or subsequently.

     Pursuant to a tax sharing agreement (the "Tax Sharing Agreement"), federal income taxes are calculated, with certain adjustments, on a separate return basis for each corporation included in TCI's consolidated tax group, applying provisions of the Internal Revenue Code of 1986, as amended, and related regulations as if each such corporation filed a separate return for federal income tax purposes. Based upon these separate calculations, an allocation of tax liabilities is made such that TCIC is responsible to TCI for its gross share of TCI's consolidated federal income tax liabilities, such gross share being determined without regard to (a) tax benefits that are attributable to TCI and its other consolidated corporations or (b) certain tax benefits that are attributable to TCIC but that are taken into account in determining TCI's consolidated federal income tax benefit carryovers. Similarly, TCI would reimburse TCIC for tax benefits attributable to TCIC and actually used by TCI in determining its consolidated federal income tax liability. Tax attributes, including but not limited to net operating losses, foreign tax credits, alternative minimum tax net operating losses, alternative minimum tax credits, deferred intercompany gains and tax basis in assets will be inventoried and tracked for the consolidated entities comprising each of TCIC and TCI and its other consolidated subsidiaries. In addition, pursuant to the Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for TCI and TCIC (applying provisions of state and local tax law and related regulations as if TCIC was a separate unitary or combined group for tax purposes) and TCI's combined or unitary tax liability is allocated between TCI and TCIC based upon such separate calculation. TCI has retained the right to file all returns, make all elections and control all audits and contests. The Tax Sharing Agreement will terminate as to TCIC at such time as TCIC is no longer permitted to file a consolidated federal income tax return for federal income tax purposes with TCI. Under current Internal Revenue Service regulations, TCIC and TCI must file a consolidated return until such time as TCI owns less than 80% of the total voting power of the capital stock of TCIC or owns stock representing less than 80% in value of the total value of the capital stock of TCIC.

     TCIC continues to be an obligor under, or a guarantor of the payment or performance of, certain contractual obligations, including debt obligations, of certain entities in which International has an interest. International has entered into an Indemnification Agreement with TCIC, pursuant to which International has agreed to indemnify TCIC for any payment made by TCIC, or any claim, loss or liability that TCIC may otherwise incur, by reason of such obligations. International has not made any payments to TCIC pursuant to the Indemnification Agreement.

     TCIC purchases sports and other programming from certain subsidiaries of Liberty Media Corporation "Liberty". Charges to TCIC (which are based upon customary rates charged to others) for such programming were $73 million for the year ended December 31, 1995.

     Certain TCIC corporate general and administrative costs are charged to subsidiaries of TCI at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs the subsidiaries would incur for comparable services on a stand alone basis. During the year ended December 31, 1995, Liberty, International and the Technology/Venture Capital unit were allocated $3 million, $2 million and $1 million in corporate general and administrative costs by TCIC, respectively.

     Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangement for the year ended December 31, 1995 aggregated $15 million.

     TCI Starz, Inc., a subsidiary of TCI, has 50.1% general partnership interest in QE+ Ltd Limited partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Liberty holds the remaining 49.9% partnership interest.

     TCIC has entered into a long-term affiliation agreement with QE+ in respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1995 were approximately $31 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

     At December 31, 1995, TCIC had an $86 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to QE+ by TCI Starz, Inc. in the amount of $117 million offset by TCIC's purchase of programming from QE+ of $31 million. Such receivable is non-interest bearing for five years from the date of the advances.

     A consolidated subsidiary of Liberty, Home Shopping Network, Inc. pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $6 million for the year ended December 31, 1995.

     TCIC and a certain subsidiary of TCI ("Liberty Cable") own a general partnership, which acquires and operates cable television systems, with TCIC owning a 49.999% interest and Liberty Cable owning the remaining 50.001% interest. Pursuant to a cable television management agreement, a subsidiary of TCIC provides management services for cable television systems owned by CCT. The subsidiary receives a fee equal to 3% of the gross cable television revenue of the Partnership.

     TCIC and Liberty Cable are parties to an Option-Put Agreement (the "Option-Put Agreement"), as amended. Under the Option-Put Agreement, between January 1, 1997 and January 31, 1997, Liberty Cable will have the right to require TCIC to purchase Liberty Cable's interest in CCT and a loan receivable for an amount equal to $77 million plus interest on such amount accruing at the rate of 11.6% per annum from June 3, 1993.

     Liberty Cable purchases from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. Charges for such programming were $13 million for the year ended December 31, 1995.

     A subsidiary of International purchase programming services from a subsidiary of TCIC. The charges, which approximate such TCIC subsidiary's cost and are based on the aggregate number of subscribers served by the subsidiary of International, aggregated $3 million during the year ended December 31, 1995. The subsidiary of International also has management agreements with certain subsidiaries of TCIC whereby such subsidiaries' management provides administrative services and has assumed managerial responsibility for cable television system operations and construction. As compensation for these services, the subsidiary of International pays a monthly fee calculated on a per-subscriber basis. Charges for such services were $1 million during the year ended December 31, 1995.

     TCIC advanced certain subsidiaries of TCI interest-bearing loans during 1995. Interest earned by TCIC on such intercompany loans aggregated $12 million for the year ended December 31, 1995.

     The Company believes that the foregoing business dealings with management during 1995 were based upon terms no less advantageous to TCIC than those which would be available in dealing with unaffiliated persons.

     (b) Certain business relationships
         ------------------------------

     See Item 13(a) above.

     (c)  Indebtedness of management
          --------------------------

          None.

                                     III-23

                               PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

(a) (1)    Financial Statements

Included in Part II of this Report:                              Page No.
                                                                 --------

         Independent Auditors' Report                              II-17

         Consolidated Balance Sheets,
            December 31, 1995 and 1994                           II-18 to II-19

         Consolidated Statements of Operations,
            Years ended December 31, 1995, 1994 and 1993           II-20

         Consolidated Statements of Stockholder's(s') Equity,
            Years ended December 31, 1995, 1994 and 1993         II-21 to II-22

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1995, 1994 and 1993           II-23

         Notes to Consolidated Financial Statements,
            December 31, 1995, 1994 and 1993                     II-24 to II-49

(a) (2)  Financial Statement Schedules
         -----------------------------

Included in Part IV of this Report:

   Financial Statement Schedules required to be filed:             Page No.
                                                                   --------

       Independent Auditors' Report                                 IV-12

       Schedule I - Condensed Information as to the
        Financial Position of the Registrant, December 31, 1995
        and 1994; Condensed Information as to the Operations
        and Cash Flows of the Registrant, Years ended
        December 31, 1995, 1994 and 1993                         IV-13 to IV-15

       Schedule II - Valuation and Qualifying Accounts,
        Years ended December 31, 1995, 1994 and 1993                IV-16

(a) (3)  Exhibits
         ----------

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

   3.1 Restated Certificate of Incorporation, dated as of January 11, 1996, as amended on January 11, 1996 and February 6, 1996.

   3.2 Bylaws as adopted August 4, 1994.
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

10 - Material Contracts:

  10.1 Tele-Communications, Inc. 1994 Stock Incentive Plan.*
            Incorporated herein by reference to the Company's Form S-4
              Registration Statement (Commission File No. 33-54263).

  10.2 Tele-Communications, Inc. 1995 Employee Stock Incentive Plan.* Tele-Communications, Inc. 1996 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

  10.3 Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and Bob Magness.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

  10.4 Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-Communications, Inc. and Bob Magness.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

  10.5 Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and John C. Malone.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

  10.6 Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-Communications, Inc. and John C. Malone.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).


                                                                     (continued)

  10.7 Employment Agreement, dated as of January 1, 1992, between Tele-Communications, Inc. and Donne F. Fisher.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

  10.8 Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-Communications, Inc. and Donne F. Fisher.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

  10.9 Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

  10.10 Consulting Agreement, dated as of January 1, 1996, between Tele-Communications, Inc. and Donne F. Fisher.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.11 Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

  10.12 Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

  10.13 Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
            Incorporated herein by reference to the Company's Post Effective
              Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).


                                                                     (continued)

  10.14 Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
            Incorporated herein by reference to the Company's Post Effective
              Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

  10.15 Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
            Incorporated herein by reference to the Company's Post Effective
              Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

  10.16  Form of Indemnification Agreement.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

  10.17 Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

  10.18 Qualified Employee Stock Purchase Plan of Tele-Communications, Inc., as amended.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-57635).

  10.19 Form of Restricted Stock Award Agreement for 1995 Award of Series A TCI Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
         Form of Restricted Stock Award Agreement for 1995 Award of Series A
          Liberty Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

  10.20 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

                                                                     (continued)

  10.21 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.22 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.23 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.24 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.25 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.26 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.27 Employee Stock Purchase Plan for Bargaining Unit Employees of United Cable Television of Baltimore Limited Partnership.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-60839).

                                                                     (continued)

  10.28 Employee Stock Purchase Plan for Bargaining Unit Employees of Heritage Cable Vision Associates, L.P. D/B/A TCI of Michiana.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-60843).

  10.29 Employee Stock Purchase Plan for Bargaining Unit Employees of UACC Midwest, Inc. d/b/a TCI of Central Indiana.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-64827).

  10.30 The Settlement Plan and Rabbi Trust Agreement Entered into Pursuant to Thomas Adams, Mark Adamski, et. al. v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-64829).

  10.31 Employee Stock Purchase Plan for Bargaining Unit Employees of TCI of Northern New Jersey, Inc.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-64831).

  10.32 Parents Agreement, dated as of July 24, 1995, among Viacom, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
         Subscription Agreement, dated as of July 24, 1995, among Viacom
          International, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
         Implementation Agreement, dated as of July 24, 1995, between Viacom
          International, Inc. and Viacom International Services, Inc.
            Incorporated herein by reference to the Company's Current Report on
              Form 8-K, dated July 26, 1995 (Commission File No. 0-5550).

  10.33 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
         Second Amended and Restated Joint Venture Formation Agreement, dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
         Parents Agreement, dated as of January 31, 1996, by Tele-
          Communications, Inc. and Sprint Corporation.
            Incorporated herein by reference to Tele-Communications, Inc.'s
              Current Report on Form 8-K, dated February 9, 1996 (Commission File No. 0-20421).

  10.34 Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
            Incorporated herein by reference to the Company's Current Report on
              Form 8-K, dated February 15, 1994 (Commission File No. 0-5550).


                                                                     (continued)

  10.35 Amendment No. 1, dated as of March 30, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
            Incorporated herein by reference to the Company's Current Report on
              Form 8-K, dated April 6, 1994 (Commission File No. 0-5550).

  10.36 Amendment No. 2, dated as of August 4, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
            Incorporated herein by reference to the Company's Current Report on
              Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).

  10.37 Agreement and Plan of Merger, dated as of August 8, 1994, among Tele-Communications, Inc., TCI Communications, Inc. and TeleCable Corporation
            Incorporated herein by reference to Tele-Communications, Inc.'s
              Current Report on Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).

  10.38 Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.39 Consent and Amendment of Amended Agreement of Partnership for Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.40 Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.41 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and ECP Holdings, Inc.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.


                                                                     (continued)

  10.42 Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.43 Consent and First Amendment of Amended and Restated Agreement of Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.44 Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.45 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.46 Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.47 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.48 Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.


                                                                     (continued)

  10.49 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and American Televenture of Minersville, Inc.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.50 Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

  10.51 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TEMPO Cable, Inc.
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

21- Subsidiaries of TCI Communications, Inc.


23- Consent of KPMG Peat Marwick LLP.


27- Financial data schedule

*Constitutes management contract or compensatory arrangement.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1995:

                            Item
     Date of Report       Reported  Financial Statements Filed
     --------------       --------  --------------------------

     December 18, 1995    Item 5    None

     December 21, 1995    Item 5    None
                          and
                          Item 7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
TCI Communications, Inc.:

Under date of March 18, 1996, we reported on the consolidated balance sheets of TCI Communications, Inc. and subsidiaries (a subsidiary of Tele-Communications, Inc.) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's(s') equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in the December 31, 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index.
These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    KPMG Peat Marwick LLP



Denver, Colorado
March 18, 1996

                                                                      Schedule I
                                                                      ----------
                                                                     Page 1 of 3


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                        Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1995 and 1994



Assets                                         1995           1994*
------                                         ----           ----
                                               amounts in millions
Investments in and advances to  consolidated
 subsidiaries - eliminated upon              $10,348          7,645
    consolidation

Other assets, at cost, net of                    116             91
 amortization                                -------         ------

                                             $10,464          7,736
                                             =======         ======

Liabilities and Stockholder's Equity
------------------------------------

Accrued liabilities                          $   402            325

Debt                                           8,333          6,728
                                             -------         ------

      Total liabilities                        8,735          7,053

Stockholder's equity (see detail on            1,729            683
 page II-19)                                 -------         ------

                                             $10,464          7,736
                                             =======         ======

Guarantees                                   $    22             23
                                             =======         ======

* Restated -- see note 3 to the consolidated financial statements.

                                                                      Schedule I
                                                                      ----------
                                                                     Page 2 of 3


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                        Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1995, 1994 and 1993


                                           1995     1994*  1993*
                                          ------   ------  -----
                                           amounts in millions
Management costs reimbursed by
  subsidiaries                             $ 152     115     98
                                           -----    ----   ----

Operating expenses (income):
   Selling, general and administrative       116     103    103
   Compensation relating to stock
      appreciation rights                     17      --     31
   Adjustment to compensation relating
      to stock appreciation rights            --      (5)    --
   Interest expense                          624     471    369
   Interest income, principally from
      consolidated subsidiaries             (625)   (472)  (370)
   Depreciation and amortization              19      13      8
   Loss (gain) on disposition of assets        1       5    (43)
                                           -----    ----   ----
                                             152     115     98
                                           -----    ----   ----

      Earnings from operations before
         share of losses (earnings) of
         consolidated subsidiaries            --      --     --

Share of losses (earnings) of
 consolidated subsidiaries                   120     (94)     5
                                           -----    ----   ----


      Net loss (earnings)                  $ 120     (94)     5
                                           =====    ====   ====


* Restated -- see note 3 to the consolidated financial statements.

                                                                      Schedule I
                                                                      ----------
                                                                     Page 3 of 3


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1995, 1994 and 1993

                                            1995     1994     1993
                                          --------  -------  -------
                                             amounts in millions
Cash flows from operating activities:
   Earnings before share of losses
      (earnings) of consolidated
      subsidiaries                        $    --       --       --
   Adjustments to reconcile earnings
      before share of losses (earnings)
      of consolidated subsidiaries to
      net cash provided by operating
       activities:
         Depreciation and amortization         19       13        8
         Compensation relating to stock
            appreciation rights                17       --       31
         Adjustment to compensation
          relating to stock appreciation
          rights                               --       (5)      --
         Loss (gain) on disposition of          1        5      (43)
          assets
         Amortization of debt discount          1        1       27
         Change in accrued liabilities         73       43      105
                                          -------   ------   ------
            Net cash provided by
               operating activities           111       57      128
                                          -------   ------   ------

Cash flows from investing activities:
   Reduction in or additional
      investments in and advances to
      consolidated subsidiaries, net       (2,592)  (1,376)  (2,723)
   Proceeds on disposition of assets           --       --      111
   Other investing activities                 (52)     (45)     (38)
                                          -------   ------   ------
            Net cash used by
               investing activities        (2,644)  (1,421)  (2,650)
                                          -------   ------   ------

Cash flows from financing activities:
   Borrowings of debt                       5,255    2,227    3,274
   Repayment of debt                       (3,651)    (678)    (735)
   Change in due to/from TCI                  929     (189)      --
   Preferred stock dividends                   --       --       (2)
   Repurchase of preferred stock               --       --      (92)
   Issuances of common stock                   --       --        6
   Repurchases of common stock                 --       --       (4)
                                          -------   ------   ------
            Net cash provided by
               financing activities         2,533    1,360    2,447
                                          -------   ------   ------

                  Increase (decrease)          --       (4)     (75)
                   in cash

                  Cash at beginning of         --        4       79
                   year                   -------   ------   ------

                  Cash at end of year    $     --       --        4
                                          =======   ======   ======


Supplemental disclosure of cash flow
   information -
      Cash paid during the year for       $   576      448      257
       interest                           =======   ======   ======

See also note 2 to the consolidated financial statements.

                                                                     Schedule II
                                                                     -----------


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993

                                            Additions   Deductions
                                            ----------  -----------
                                Balance at  Charged to  Write-offs   Balance
                                beginning     profit      net of     at end
Description                      of year     and loss   recoveries   of year
-----------                      -------     --------   ----------   -------
                                            amounts in millions
Year ended
   December 31, 1995:
      Allowance for doubtful
         receivables - trade         $  15          76         (67)       24
                                     =====       =====       =====      ====

Year ended
   December 31, 1994:
      Allowance for doubtful
         receivables - trade         $  19          57         (61)       15
                                     =====       =====       =====      ====

Year ended
   December 31, 1993:
      Allowance for doubtful
         receivables - trade         $  15          58         (54)       19
                                     =====       =====       =====      ====

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TCI COMMUNICATIONS, INC.



                                            By /s/ Brendan R. Clouston
                                               --------------------------
                                               Brendan R. Clouston
                                               President and Chief
                                                 Executive Officer

Dated:  March 26, 1996


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    Signature                      Title                     Date
    ---------                      -----                     ----


 /s/ John C. Malone             Chairman of the Board       March 26, 1996
-----------------------------    and Director
   John C. Malone


 /s/ Bob Magness                Director                    March 26, 1996
------------------------------
   Bob Magness


 /s/ Donne F. Fisher            Director                    March 26, 1996
------------------------------
   Donne F. Fisher


 /s/ Brendan R. Clouston        President and               March 26, 1996
------------------------------    Chief Executive Officer
   Brendan R. Clouston


 /s/ Stephen M. Brett           Executive Vice President    March 26, 1996
------------------------------    and Secretary
   Stephen M. Brett


 /s/ Bernard W. Schotters       Senior Vice President       March 26, 1996
------------------------------   (Principal Financial Officer)
   Bernard W. Schotters


 /s/ Gary K. Bracken            Senior Vice President and   March 26, 1996
------------------------------   Controller
   Gary K. Bracken               (Principal Accounting Officer)

                                 EXHIBIT INDEX


Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1 Restated Certificate of Incorporation, dated as of January 11, 1996, as amended on January 11, 1996 and February 6, 1996.

     3.2 Bylaws as adopted August 4, 1994.
            Incorporated herein by reference to the Company's Annual Report on
              Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

10 - Material Contracts:

    10.1 Tele-Communications, Inc. 1994 Stock Incentive Plan.*
            Incorporated herein by reference to the Company's Form S-4
              Registration Statement (Commission File No. 33-54263).

    10.2 Tele-Communications, Inc. 1995 Employee Stock Incentive Plan.* Tele-Communications, Inc. 1996 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended Decmeber 31, 1995 (Commission File No. 0-20421).

    10.3 Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and Bob Magness.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.4 Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-Communications, Inc. and Bob Magness.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

    10.5 Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and John C. Malone.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.6 Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-Communications, Inc. and John C. Malone.*
              Incorporated herein by reference to the Company's Annual Report on
                Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

                                                                     (continued)

    10.7 Employment Agreement, dated as of January 1, 1992, between Tele-Communications, Inc. and Donne F. Fisher.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

    10.8 Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-Communications, Inc. and Donne F. Fisher.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

    10.9 Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F. Fisher and WestMarc Communications, Inc.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission File No. 0-5550).

   10.10 Consulting Agreement, dated as of January 1, 1996, between Tele-Communications, Inc. and Donne F. Fisher.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.11 Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

   10.12 Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

   10.13 Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
              Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

                                                                     (continued)

   10.14 Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
             Incorporated herein by reference to the Company's Post Effective
               Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

   10.15 Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
             Incorporated herein by reference to the Company's Post Effective
               Amendment No. 1 to Form S-4 Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

   10.16 Form of Indemnification Agreement.*
             Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission File No. 0-5550).

   10.17 Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

   10.18 Qualified Employee Stock Purchase Plan of Tele-Communications, Inc., as amended.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8 (Commission File
               No. 33-57635).

   10.19 Form of Restricted Stock Award Agreement for 1995 Award of Series A TCI Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
         Form of Restricted Stock Award Agreement for 1995 Award of Series A
           Liberty Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-20421).

   10.20 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
            Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

                                                                     (continued)

   10.21 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
              Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

   10.22 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
              Incorporated herein by reference to the Tele-Communications, Inc.
                Annual Report on Form 10-K for the year ended December 31, 1995.

   10.23 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995 Stock Incentive Plan.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.24 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
              Incorporated herein by reference to the Tele-Communications, Inc.
                Annual Report on Form 10-K for the year ended December 31, 1995.

   10.25 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan.*
              Incorporated herein by reference to the Tele-Communications, Inc.
                Annual Report on Form 10-K for the year ended December 31,
                1995.

   10.26 Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Tele-Communications International, Inc. common stock.*
             Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

   10.27 Employee Stock Purchase Plan for Bargaining Unit Employees of United Cable Television of Baltimore Limited Partnership.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8 (Commission File No.
               33-60839).

                                                                     (continued)

   10.28 Employee Stock Purchase Plan for Bargaining Unit Employees of Heritage Cable Vision Associates, L.P. D/B/A TCI of Michiana.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8 (Commission File
               No. 33-60843).

   10.29 Employee Stock Purchase Plan for Bargaining Unit Employees of UACC Midwest, Inc. d/b/a TCI of Central Indiana.*
            Incorporated herein by reference to the Tele-Communications, Inc.
              Registration Statement on Form S-8 (Commission File No. 33-64827).

   10.30 The Settlement Plan and Rabbi Trust Agreement Entered into Pursuant to Thomas Adams, Mark Adamski, et. al. v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8 (Commission File
               No. 33-64829).

   10.31 Employee Stock Purchase Plan for Bargaining Unit Employees of TCI of Northern New Jersey, Inc.*
             Incorporated herein by reference to the Tele-Communications, Inc.
               Registration Statement on Form S-8 (Commission File
               No. 33-64831).

   10.32 Parents Agreement, dated as of July 24, 1995, among Viacom, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
         Subscription Agreement, dated as of July 24, 1995, among Viacom
           International, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
         Implementation Agreement, dated as of July 24, 1995, between Viacom
           International, Inc. and Viacom International Services, Inc.
              Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-5550).

   10.33 Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., dated as of January 31, 1996, among Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
         Second Amended and Restated Joint Venture Formation Agreement, dated as of January 31, 1996, by and between Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
         Parents Agreement, dated as of January 31, 1996, by
           Tele-Communications, Inc. and Sprint Corporation.
             Incorporated herein by reference to Tele-Communications, Inc.'s
               Current Report on Form 8-K, dated February 9, 1996 (Commission File No. 0-20421).

   10.34 Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
             Incorporated herein by reference to the Company's Current Report on
               Form 8-K, dated February 15, 1994 (Commission File No. 0-5550).

                                                                     (continued)

   10.35 Amendment No. 1, dated as of March 30, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
             Incorporated herein by reference to the Company's Current Report on
               Form 8-K, dated April 6, 1994 (Commission File No. 0-5550).

   10.36 Amendment No. 2, dated as of August 4, 1994, to Agreement and Plan of Merger, dated as of January 27, 1994, by and among Tele-Communications, Inc., Liberty Media Corporation, TCI/Liberty Holding Company, TCI Mergeco, Inc. and Liberty Mergeco, Inc.
             Incorporated herein by reference to the Company's Current Report on
               Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).

   10.37 Agreement and Plan of Merger, dated as of August 8, 1994, among Tele-Communications, Inc., TCI Communications, Inc. and TeleCable Corporation
             Incorporated herein by reference to Tele-Communications, Inc.'s
               Current Report on Form 8-K, dated August 18, 1994 (Commission File No. 0-20421).

   10.38 Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.39 Consent and Amendment of Amended Agreement of Partnership for Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.40 Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.41 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and ECP Holdings, Inc.
             Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

                                                                     (continued)

   10.42 Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.43 Consent and First Amendment of Amended and Restated Agreement of Limited Partnership for Halcyon Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
           Incorporated herein by reference to the Tele-Communications, Inc.
             Annual Report on Form 10-K for the year ended December 31, 1995.

   10.44 Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and Fisher Communications Associates, L.L.C.
           Incorporated herein by reference to the Tele-Communications, Inc.
             Annual Report on Form 10-K for the year ended December 31, 1995.

   10.45 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Utah, Inc.
           Incorporated herein by reference to the Tele-Communications, Inc.
             Annual Report on Form 10-K for the year ended December 31, 1995.

   10.46 Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc. and Fisher Communications Associates, L.L.C.
             Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

   10.47 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI Cablevision of Nevada, Inc.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.48 Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of Minersville, Inc. and Fisher Communications Associates, L.L.C.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

                                                                     (continued)

   10.49 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and American Televenture of Minersville, Inc.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

   10.50 Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher Communications Associates,
             L.L.C. Incorporated herein by reference to the Tele-Communications, Inc.
              Annual Report on Form 10-K for the year ended December 31, 1995.

   10.51 Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TEMPO Cable, Inc.
             Incorporated herein by reference to the Tele-Communications, Inc.
               Annual Report on Form 10-K for the year ended December 31, 1995.

21- Subsidiaries of TCI Communications, Inc.

23- Consent of KPMG Peat Marwick LLP.

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.