Form 10-Q
period 1996-03-31
TCI COMMUNICATIONS INC
filed 1996-05-14
CIK 96903

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 0-5550


                             TCI COMMUNICATIONS, INC.
           ----------------------------------------------------------
           (Exact name of Registrants as specified in their charters)


      State of Delaware                                 84-0588868
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification Nos.)
incorporation or organization)



           5619 DTC Parkway
          Englewood, Colorado                                  80111
- ----------------------------------------                     ----------
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



     All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of April 30, 1996, was:
                   Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)

                                               March 31,           December 31,
                                                 1996                 1995
                                               ---------           ------------
Assets                                              amounts in millions
- ------

Cash                                            $    81                   --

Trade and other receivables, net                    229                  262

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 3)                           1,099                1,062

Property and equipment, at cost:
   Land                                              61                   63
   Distribution systems                           9,393                8,942
   Support equipment and buildings                1,175                1,147
                                                -------              -------
                                                 10,629               10,152
   Less accumulated depreciation                  3,757                3,547
                                                -------              -------
                                                  6,872                6,605
                                                -------              -------

Franchise costs                                  14,288               13,618
   Less accumulated amortization                  2,116                2,055
                                                -------              -------
                                                 12,172               11,563
                                                -------              -------

Other assets, at cost, net of amortization          541                  489
                                                -------              -------

                                                $20,994               19,981
                                                =======              =======

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                  (unaudited)

                                                       March 31,      December 31,
                                                         1996           1995
                                                       ---------      ------------
Liabilities and Stockholder's Equity                    amounts in millions
- ------------------------------------

Accounts payable                                        $   160            176

Accrued interest                                            172            226

Accrued programming expense                                 279            209

Other accrued expenses                                      406            473

Debt (note 4)                                            12,298         12,635

Deferred income taxes                                     4,490          4,261

Other liabilities                                            61             66
                                                        -------        -------

      Total liabilities                                  17,866         18,046
                                                        -------        -------

Minority interests in equity
   of consolidated subsidiaries                             205            206

Redeemable preferred stock                                  232             --

Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trust holding solely subordinated debt
   securities of the Company (note 5)                       508             --

Stockholder's equity:
   Class A common stock, $1 par value.
      Authorized 910,553 shares;
      issued and outstanding 811,655
      shares                                                  1              1
   Class B common stock, $1 par value.
      Authorized 94,447 shares;
      issued  and outstanding 94,447
      shares                                                 --             --
   Additional paid-in capital                             3,670          3,122
   Unrealized holding gains for
      available-for-sale securities, net
      of taxes                                                4              7
   Accumulated deficit                                     (415)          (370)
                                                        -------        -------
                                                          3,260          2,760

   Investment in Tele-Communications, Inc.
      ("TCI") (note 1)                                   (1,143)        (1,143)
   Due to TCI                                                66            112
                                                        -------        -------

         Total stockholder's equity                       2,183          1,729
                                                        -------        -------

Commitments and contingencies (note 7)

                                                        $20,994         19,981
                                                        =======        =======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)

                                                         Three months
                                                            ended
                                                           March 31,
                                                     ---------------------
                                                      1996           1995
                                                     ------         ------
                                                      amounts in millions

Revenue (note 6)                                     $1,402          1,169

Operating costs and expenses:
   Operating                                            464            355
   Selling, general and administrative                  436            317
   Adjustment to compensation relating
      to stock appreciation rights                       (4)            (1)
   Depreciation                                         236            192
   Amortization                                          96             76
                                                     ------         ------
                                                      1,228            939
                                                     ------         ------

         Operating income                               174            230

Other income (expense):
   Interest expense                                    (246)          (232)
   Interest and dividend income (note 6)                  7              8
   Share of losses of affiliates, net (note 3)           (7)            (9)
   Other, net                                             3             11
                                                     ------         ------
                                                       (243)          (222)
                                                     ------         ------

      Earnings (loss) before income taxes               (69)             8

Income tax benefit (expense)                             24             (4)
                                                     ------         ------

      Net earnings (loss)                               (45)             4

Preferred stock dividend requirements                    (2)            --
                                                     ------         ------

      Net earnings (loss) attributable to
         common stockholder                          $  (47)             4
                                                     ======         ======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


                Consolidated Statement of Stockholder's Equity
                       Three months ended March 31, 1996
                                  (unaudited)

                                                                              Unrealized
                                                                              holding
                                                                              gains for
                                                                              available-
                                                               Additional     for-sale                Investment   Due    Total
                                              Common stock       paid-in     securities,  Accumulated    in        to  stockholder's
                                         Class A      Class B    capital    net of taxes    deficit      TCI       TCI    equity
                                         -------      -------  ----------   ------------  -----------  --------- ------  ----------
                                                                            amounts in millions
Balance at January 1, 1996               $    1           --       3,122           7           (370)    (1,143)     112    1,729

   Net loss                                  --           --          --          --            (45)        --       --      (45)
   TCI Group common stock issued
      and debt assumed by TCI in
      acquisition reflected as
      contribution                           --           --         564          --             --         --       --      564
   Contribution of TCI subsidiary
      (note 6)                               --           --         (14)         --             --         --       --      (14)
   Accreted dividends on preferred
      stock                                  --           --          (2)         --             --         --       --       (2)
   Change in unrealized holding gains
      for available-for-sale securities,
      net of taxes                           --           --          --          (3)            --         --       --       (3)
   Change in due to TCI                      --           --          --          --             --         --      (46 )    (46)
                                         ------       ------      ------      ------         ------     ------   ------   ------

Balance at March 31, 1996                $    1           --       3,670           4           (415)    (1,143)      66    2,183
                                         ======       ======      ======      ======         ======     ======   ======   ======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                 -----------------------
                                                                  1996            1995
                                                                 -------         -------
                                                                   amounts in millions
(see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                           $   (45)              4
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                               332             268
         Adjustment to compensation relating to stock
            appreciation rights                                       (4)             (1)
         Share of losses of affiliates                                 7               9
         Deferred income tax benefit                                 (26)            (10)
         Other noncash credits                                        (7)            (16)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                  46              20
               Change in accrued interest                            (54)            (36)
               Change in other accruals and payables                 (22)             10
                                                                 -------         -------

                 Net cash provided by operating activities           227             248
                                                                 -------         -------

Cash flows from investing activities:
   Cash paid for acquisitions                                        (27)             (9)
   Capital expended for property and equipment                      (389)           (325)
   Cash proceeds from disposition of assets                           40              13
   Additional investments in and
      loans to affiliates and others                                 (61)           (161)
   Other investing activities                                        (16)            (15)
                                                                 -------         -------

                 Net cash used in investing activities              (453)           (497)
                                                                 -------         -------

Cash flows from financing activities:
   Borrowings of debt                                              1,112             880
   Repayments of debt                                             (1,467)           (930)
   Issuance of preferred stock                                       223              --
   Issuance of company-obligated mandatorily redeemable
      preferred securities of subsidiary trust holding solely
      subordinated debt securities of the Company                    486              --
   Change in due to/from TCI                                         (47)            307
                                                                 -------         -------

                 Net cash provided by financing activities           307             257
                                                                 -------         -------

                 Net increase in cash                                 81               8

                    Cash at beginning of period                       --               6
                                                                 -------         -------

                    Cash at end of period                        $    81              14
                                                                 =======         =======

  See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

                                 March 31, 1996
                                  (unaudited)


(1)  General
     -------

     The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. ("TCIC" or the "Company") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K for the year ended December 31, 1995.

     TCIC, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. TCIC operates its cable television systems throughout the continental United States through its four regional operating divisions -- Central, Great Lakes, Southeast and West.

     On August 3, 1995, the shareholders of TCI authorized the Board of Directors of TCI to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of the business unit which produces and distributes cable television programming services, ("Liberty"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

     In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.
                                                                     (continued)

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

    Certain amounts have been reclassified for comparability with the 1996 presentation.

(2) Supplemental Disclosures to Consolidated Statements of Cash Flows
    -----------------------------------------------------------------

    Cash paid for interest was $300 million and $268 million for the three months ended March 31, 1996 and 1995, respectively. Also during these periods, cash paid for income taxes was not material.

    Significant noncash investing and financing activities are as follows:

                                                        Three months ended
                                                            March 31,
                                                        -----------------
                                                         1996        1995
                                                        -----       -----
                                                       amounts in millions
  Cash paid for acquisitions:
     Fair value of assets acquired                      $ 831       2,769
     Liabilities assumed, net of current assets             4        (279)
     Deferred tax liability recorded in
        acquisitions                                     (240)       (875)
     Minority interests in equity of
        acquired entities                                  (4)         (3)
     Common stock issued and debt assumed
        (in 1996) by TCI in acquisition reflected as
        a contribution to TCIC                           (564)       (234)
     Increase in amounts due to TCI resulting
        from common stock of TCI issued in
        acquisition                                        --      (1,369)
                                                        -----       -----

           Cash paid for acquisitions                   $  27           9
                                                        -----       -----

  Accrued preferred stock dividends                     $   2          --
                                                        =====       =====


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(3)  Investments in Affiliates
     -------------------------

     Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                    Three months ended
Combined Operations                                      March 31,
                                                    -----------------
                                                     1996        1995
                                                    -----       -----
                                                    amounts in millions

     Revenue                                        $ 171          52
     Operating expenses                              (155)        (49)
     Depreciation and amortization                    (22)         (9)
                                                    -----       -----

        Operating loss                                 (6)         (6)

     Interest expense                                  (7)         (2)
     Other, net                                        57          (3)
                                                    -----       -----

        Net income (loss)                           $  44         (11)
                                                    =====       =====

     TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at March 31, 1996 was its investment in a partnership ("Sprint Spectrum"), formed by TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $724 million). See note 7. Additionally, TCIC has an investment in Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $249 million).

     Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(4)  Debt
     ----

     Debt is summarized as follows:

                                        March 31,      December 31,
                                          1996            1995
                                        ---------      ------------
                                           amounts in millions
     Parent company debt:
     Notes payable                       $ 7,884           6,713
     Bank credit facilities                  140             179
     Commercial paper                        495           1,440
     Other debt                                1               1
                                         -------         -------
                                           8,520           8,333
     Debt of subsidiaries:
     Bank credit facilities                2,759           3,258
     Notes payable                           930             934
     Convertible notes (a)                    45              45
     Commercial paper                         --              29
     Other debt                               44              36
                                         -------         -------

                                         $12,298          12,635
                                         =======         =======

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(a) These convertible notes, which are stated net of unamortized discount of $185 million and $186 million at March 31, 1996 and December 31, 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of Series A TCI Group Stock and Series A Liberty Group Stock.

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

As security for borrowings under one of TCIC's bank credit facilities, TCIC pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCIC.

In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 6.1% to 9.9% on notional amounts of $602 million at March 31, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,670 million at March 31, 1996. During the three months ended March 31, 1996 and 1995, TCIC's net receipts pursuant to the Fixed Rate Agreements were $5 million for each of the periods; and TCIC's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively.

TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows:

              Fixed Rate Agreements                               Variable Rate Agreements
              ---------------------                               ------------------------
 Expiration              Interest Rate   Notional     Expiration               Interest Rate     Notional
    Date                  To Be Paid      Amount         Date                  To Be Received     Amount
 ----------               ----------      ------      ----------               --------------     ------
                                     amounts in millions                                   amounts in millions

  April 1996                 9.9%         $ 30       April 1996                      6.8%          $ 50
  May 1996                   8.3%           50       July 1996                       8.2%            10
  June 1996                  6.1%           42       August 1996                     8.2%            10
  July 1996                  8.2%           10       September 1996                  4.6%           150
  August 1996                8.2%           10       April 1997                      7.0%           200
  November 1996              8.9%          150       September 1998               4.8%-5.4%         450
  October 1997            7.2%-9.3%         80       April 1999                      7.4%           100
  December 1997              8.7%          230       September 1999               7.2%-7.4%         300
                                          ----       February 2000                5.8%-6.6%         650
                                          $602       March 2000                   5.8%-6.0%         675
                                          ====       September 2000                  5.1%            75
                                                                                                -------
                                                                                                $ 2,670
                                                                                                =======


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

     The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at March 31, 1996, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $29 million at March 31, 1996 to terminate the agreements.

     The fair value of TCIC's debt is estimated based on current market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,298 million, was $12,945 million at March 31, 1996.

     TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(5)  Company-obligated mandatorily redeemable preferred securities of subsidiary
     ---------------------------------------------------------------------------
     trust holding solely subordinated debt securities of the Company
     ----------------------------------------------------------------

     In January 1996, TCI Communications Financing I (the "Trust"), a wholly owned subsidiary of the Company, issued $16 million in common securities and $500 million of 8.72% Trust Originated Preferred Securities/sm/ (the "Preferred Securities" and together with the common securities, the "Trust Securities"). The Trust exists for the exclusive purpose of issuing Trust Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "Subordinated Debt Securities") of the Company. The Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of such Subordinated Debt Securities, the Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. The Preferred Securities are presented as a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debt securities of the Company."

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(6)  Transactions with Related Parties
     ---------------------------------

     A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of pre-existing tax sharing arrangements and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC.

     TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $27 million and $19 million for the three months ended March 31, 1996 and 1995, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations.

     Certain TCIC corporate general and administrative costs are charged to subsidiaries of TCI at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs the subsidiaries would incur for comparable services on a stand alone basis. During the three months ended March 31, 1996 and 1995, Liberty and Tele-Communications International, Inc. ("TINTA"), a majority owned subsidiary of TCI, were each allocated $1 million in corporate general and administrative costs by TCIC.

     Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for each of the three month periods ended March 31, 1996 and 1995, aggregated $3 million.

     TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Liberty holds the remaining 49.9% partnership interest.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statement

TCIC has entered into a long-term affiliation agreement with QE+ in respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the three months ended March 31, 1996 were approximately $18 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

At March 31, 1996, TCIC had an $107 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to TCI Starz, Inc. who in turn paid such amounts to QE+ offset by TCIC's purchase of programming from QE+. Such receivable is non-interest bearing for five years from the date of the advances.

A consolidated subsidiary of Liberty, Home Shopping Network, Inc. pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $2 million for each of the three month periods ended March 31, 1996 and 1995. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

A subsidiary of TCI purchases from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. Charges for such programming were $4 million for each of the three month periods ended March 31, 1996 and 1995. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

On March 31, 1996, a subsidiary of TCI contributed the stock of Liberty of Paterson, Inc. to TCIC in exchange for stock of a subsidiary of TCIC. Such contribution is reflected as a decrease in the accompanying consolidated statement of stockholder's equity.

A subsidiary of TINTA purchases from TCIC, at TCIC's cost plus an administrative fee, certain pay television and other programming. Charges for such programming were $1 million for the three months ended March 31, 1996.

TINTA has indemnified TCIC for any loss, claim or liability that TCIC may incur by reason of certain guarantees and credit enhancements made by TCIC on TINTA's behalf.

TCIC advanced certain subsidiaries of TCI interest-bearing loans during 1996 and 1995. Such advances aggregrated $112 million at March 31, 1996 and December 31, 1995. Interest earned by TCIC on such intercompany loans aggregated $2 million and $3 million for the three months ended March 31, 1996 and 1995, respectively. Such amounts are included in interest and dividend income in the accompanying consolidated statements of operations.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(7)  Commitments and Contingencies
     -----------------------------

     TCIC, Comcast, Cox and Sprint are partners in Sprint Spectrum, a partnership formed to engage in the business of providing wireless communications services on a nationwide basis. TCIC owns a 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in the auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCIC are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCIC has a 35.3% interest in PhillieCo.

     The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

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

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $213 million at March 31, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


In connection with the launch of STARZ!, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of March 31, 1996, the maximum amount of such obligations or guarantees was approximately $133 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

TCIC has also committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1996, such commitments aggregated $21 million.

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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

Management's Discussion and Analysis of
- ---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition.

(1)  Material changes in financial condition:
     ----------------------------------------

     On August 10, 1995, TCI distributed Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group Stock.

     TCIC, Comcast, Cox and Sprint are partners in Sprint Spectrum formed to engage in the business of providing wireless communications services on a nationwide basis. TCIC owns a 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for PCS licenses for 29 markets in the auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in APC which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCIC are also partners in PhillieCo that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCIC has a 35.3% interest in PhillieCo.

     The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

     In July 1995, TCIC and TCI entered into certain agreements with Viacom and certain subsidiaries of Viacom regarding the purchase by TCIC of all of the common stock of a subsidiary of Viacom which, at the time of purchase, will own Viacom's cable systems and related assets.

     The transaction has been structured as a tax-free reorganization in which Cable Sub will initially transfer all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub will also transfer to New Viacom Sub the proceeds of the Loan Facility. Following these transfers, Cable Sub will retain cable assets with an estimated value at closing of approximately $2.2 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Repayment of the Loan Proceeds will be non-recourse to Viacom and New Viacom Sub.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     Viacom will offer to the holders of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. The Exchange Offer will be subject to a number of conditions, including meeting the Minimum Condition.

     Immediately following the completion of the Exchange Offer, TCIC will acquire from Cable Sub shares of Cable Sub Class B Common Stock for $350 million (which will be used to reduce Cable Sub's obligations under the Loan Facility). At the time of such acquisition, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer will automatically convert into Exchangeable Preferred Stock. In the event the Minimum Condition is not met either through the tenders received in the Exchange Offer or upon any extension of the Exchange Offer, TCI and Viacom will each have the right to terminate the transaction. In addition, either party may terminate the transaction if the Exchange Offer has not commenced by June 24, 1996 or been consummated by July 24, 1996.

     Consummation of the transaction is subject to a number of conditions, including receipt of a favorable letter ruling from the Internal Revenue Service that the transaction qualifies as a tax-free transaction and the satisfaction or waiver of all of the conditions of the Exchange Offer. A request for a letter ruling from the Internal Revenue Service has been filed by Viacom. TCIC believes that, based upon the unique and complex structure of the transaction, there exists significant uncertainty as to whether a favorable ruling will be obtained. In light of the foregoing, management of TCIC has concluded that consummation of the transaction is not yet probable. Accordingly, no assurance can be given that the transaction will be consummated. For additional discussion of the Viacom transaction, see note 7 to the accompanying consolidated financial statements.

     At December 31, 1995, Cable Sub provided service to approximately 1.2 million basic subscribers and had total assets of $1,067 million. For the year ended December 31, 1995, Cable Sub had revenues of $442 million and net earnings of $34 million. It is expected that if the transaction is consummated, the Company would account for such acquisition under the purchase method of accounting. Accordingly, the cost to acquire Cable Sub estimated at approximately $2.2 billion (reflecting the Loan Proceeds of $1.7 billion and the estimated aggregate Stated Value of the Exchangeable Preferred Stock of $500 million) would be allocated to the assets and liabilities acquired according to their respective fair values, with any excess being treated as intangible assets. As such, the Company will, if such transaction is consummated, reflect additional interest expense, depreciation, amortization and minority share of losses of consolidated subsidiaries. On a pro forma basis, if the transaction had been consummated under its current terms on or before January 1, 1995, Cable Sub would have reflected loss before taxes of approximately $51 million for the year ended December 31, 1995. On a pro forma basis, Cable Sub would reflect an approximate $21 million of preferred stock dividend requirements on an annual basis assuming, solely for the purpose of this presentation, a dividend rate of 4.25% per annum on the Exchangeable Preferred Stock. On a pro forma basis, the Company would reflect the foregoing financial impacts of Cable Sub in its consolidated results of operations except that the preferred stock dividend requirement of Cable Sub would be reflected as minority interest in the Company's statement of operations and the Company would incur an additional approximately $28 million of interest expense per year arising from the assumed borrowing by the Company for its $350 million capital contribution to Cable Sub. TCIC does not anticipate that the pro forma effect of the transaction for the three months ended March 31, 1996 will vary significantly from the pro forma effect, on a pro rata basis, reflected for the year ended December 31, 1995.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     Pursuant to an underwritten public offering, TCI sold 19,550,000 shares of TCI Class A common stock in February of 1995. TCI received approximately $401 million. Such proceeds were immediately used to reduce TCIC outstanding indebtedness under credit facilities.

     As security for borrowings under one of TCIC's bank credit facilities, TCIC pledged 100,524,364 shares of Series A TCI Group Stock held by a subsidiary of TCIC.

     During the first quarter of 1996, the Company issued (i) 4.6 million shares of Series A Cumulative Exchangeable Preferred Stock in a public offering for net cash proceeds of $223 million and (ii) $1 billion of publicly-placed fixed rate senior and medium term notes with interest rates ranging from 6.9% to 7.9% and maturing dates ranging through 2026. In addition, a subsidiary of the Company (a special purpose entity formed as a Delaware business trust) issued 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million. The Company used the proceeds from the aforementioned debt and equity securities to retire overnight commercial paper and to repay variable rate indebtedness.

     Subsequent to March 31, 1996, TCIC was notified by two of the rating agencies that the rating of its senior debt by such agencies had been downgraded by one level to the first level below investment grade status. Two other rating agencies reaffirmed TCIC's investment grade status; however one such agency changed its outlook on the Company from stable to negative. Such actions may adversely affect TCIC's access to the public debt market and its overall cost of borrowings.

     The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $602 million at March 31, 1996. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.

     The Company had approximately $3.2 billion in unused lines of credit at March 31, 1996 excluding amounts related to lines of credit which provide availability to support commercial paper. Although the Company was in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities). See note 4 to the accompanying consolidated financial statements for additional information regarding the material terms of the Company's lines of credit.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($502 million and $497 million, for the three months ended March 31, 1996 and 1995, respectively) to interest expense ($246 million and $232 million, for the three months ended March 31, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 204% and 214% for the three months ended March 31, 1996 and 1995, respectively. The decrease in the Company's interest coverage for the three months ended March 31, 1996 is caused by increased interest expense due to higher interest rates and debt levels in 1996 relative to the comparable period in 1995. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, over half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($227 million and $248 million for the three months ended March 31, 1996 and 1995, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements and interest rate hedge agreements. Pursuant to the interest rate exchange agreements, the Company pays (i) fixed interest rates ranging from 6.1% to 9.9% on notional amounts of $602 million at March 31, 1996 and (ii) variable interest rates on notional amounts of $2,670 million at March 31, 1996. During the three months ended March 31, 1996 and 1995, the Company's net receipts pursuant to its fixed rate exchange agreements were $5 million for each of the periods; and the Company's net receipts pursuant to the variable rate agreements were $8 million and $1 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $213 million at March 31, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

     In connection with the launch of STARZ!, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of March 31, 1996, the maximum amount of such obligations or guarantees was approximately $133 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

     TCIC has also committed to provide additional debt or equity funding to certain of its affiliates. At March 31, 1996, such commitments aggregated $21 million.

     The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

  (2) Material changes in results of operations:
      -----------------------------------------

     On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competion Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established bench mark rates in 1993, which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

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

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming services tier rates until 1999 (and basic service tier rates will remain regulated thereafter), TCIC believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

  (2) Material changes in results of operations (continued):
      -----------------------------------------------------

     Revenue increased approximately 20% for the three months ended March 31, 1996, as compared to the corresponding period of 1995. Such increase was the result of growth in subscriber levels within TCIC's cable television systems (4%), increases in the rates charged to TCIC's subscribers from inflation increases, the provision of new channels and increases in equipment costs (4%), the effect of certain acquisitions (4%), growth in TCIC's satellite subscribers (6%), growth in revenue generated by TCIC's common carrier microwave assets (1%), and growth in advertising sales (1%).

     Included in TCIC's total revenue is revenue generated by TCIC's common carrier microwave assets amounting to $25 million and $18 million for the three months ended March 31, 1996 and 1995, respectively.

     Operating expenses increased 31% for the three months ended March 31, 1996. Exclusive of the effects of acquisitions (5%) and Primestar (7%) (see discussion below), such expenses increased 19%. Programming and salary expenses accounted for the majority of such increase. In this regard, programming expenses represented $283 million (61%) and $237 million (67%) of operating expenses for the three months ended March 31, 1996 and 1995, respectively. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. The Company experienced an increase in programming costs in the first quarter of 1996 without increasing its rates charged to its customers. In the Company's regulated cable systems, the Company has made the appropriate filings to effectuate rate increases for its Regulated Services which will be effective in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts. The Company anticipates that such increases will result in additional revenue of approximately $20 million per month.

     Selling general and administrative expenses ("SG&A") increased 38% for the three months ended March 31, 1996. Exclusive of the effects of acquisitions (4%) and Primestar (17%), SG&A increased 17%. Such increase is due primarily to salaries and related payroll expenses.

     During 1995, the Company changed its approach to how it ordered and stored excess cable distribution equipment. The Company created material support centers and consolidated all of its excess inventory. During the three months ended March 31, 1996, the Company incurred $2 million of costs related to such material support centers. Additionally, during 1996, the Company incurred approximately $6 million in expenses related to initiatives to improve its customer service and to continue the redesign of its computer and accounting systems.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

  (2) Material changes in results of operations (continued):
      -----------------------------------------------------

     TCIC has an interest in an entity, Primestar Partners ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the three months ended March 31, 1996, TCIC's revenue and expenses related to such satellite service have increased significantly over the corresponding period in 1995, as the number of TCIC's Primestar subscribers increased from approximately 150,000 subscribers at March 31, 1995 to approximately 570,000 subscribers at March 31, 1996. During the three months ended March 31, 1996, revenue increased from $24 million to $98 million and operating, selling, general and administrative expenses increased from $16 million to $95 million, as compared to the three months ended March 31, 1995. TCIC incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCIC continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

     The increase in TCIC's depreciation expense in 1996 is due to acquisitions, as well as increased capital expenditures incurred to upgrade and install optical fiber technology in TCIC's cable systems. The systems, which facilitate digital transmission of voice, video and data signals, will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. The increase in amortization expense in 1996 is due to acquisitions.

     The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

     TCIC's net loss of $45 million for the three months ended March 31, 1996 represented a decrease of $49 million as compared to TCIC's net earnings of $4 million for the corresponding period of 1995. Such decrease is the result of an increase in interest expense due to higher interest rates and debt levels and the aforementioned increases in depreciation and amortization expense.

     In March of 1995, the FASB issued Statement No. 121 effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of Assets. The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company adopted Statement
No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- ------   -----------------

     There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1996 to which TCIC or any of its consolidated subsidiaries is a party or of which any of its property is the subject.


Item 6.  Exhibit and Reports on Form 8-K.
- ------   -------------------------------

     (a)  Exhibit -

          (27) TCI Communications, Inc. Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:


                 Date of          Item
                 Report         Reported    Financial Statements Filed
                 -------        --------    --------------------------

            February 9, 1996     Item 5                None.

            February 14, 1996    Item 5                None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TCI COMMUNICATIONS, INC.



Date: May 13, 1996              By:  /s/ Brendan R. Clouston
                                     ------------------------------------------
                                         Brendan R. Clouston
                                          President, and Chief
                                          Executive Officer



Date: May 13, 1996               By: /s/ Bernard W. Schotters
                                     ------------------------------------------
                                         Bernard W. Schotters
                                          Senior Vice President
                                          (Principal Financial Officer)



Date: May 13, 1996                By: /s/ Gary K. Bracken
                                     ------------------------------------------
                                          Gary K. Bracken
                                           Senior Vice President
                                           and Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


     (27) TCI Communications, Inc. Financial Data Schedule