Form 10-Q/A
period 1996-03-31
TCI COMMUNICATIONS INC
filed 1996-07-03
CIK 96903

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
           ----------------------------------------------------------
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



                                    TCI COMMUNICATIONS, INC.





Date: July 3, 1996              By:  /s/ Bernard W. Schotters
                                     ------------------------------------------
                                         Bernard W. Schotters
                                          Senior Vice President
                                          (Principal Financial Officer)


Date: July 3, 1996              By:  /s/ Stephen M. Brett
                                     ------------------------------------------
                                         Stephen M. Brett
                                          Senior Vice President

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)

                                               March 31,           December 31,
                                                 1996                 1995
                                               ---------           ------------
Assets                                              amounts in millions
- ------

Cash                                            $    81                   --

Trade and other receivables, net                    229                  262

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 3)                           1,046                1,062

Property and equipment, at cost:
   Land                                              61                   63
   Distribution systems                           9,393                8,942
   Support equipment and buildings                1,175                1,147
                                                -------              -------
                                                 10,629               10,152
   Less accumulated depreciation                  3,757                3,547
                                                -------              -------
                                                  6,872                6,605
                                                -------              -------

Franchise costs                                  14,288               13,618
   Less accumulated amortization                  2,116                2,055
                                                -------              -------
                                                 12,172               11,563
                                                -------              -------

Other assets, at cost, net of amortization          541                  489
                                                -------              -------

                                                $20,941               19,981
                                                =======              =======

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                  (unaudited)

                                                       March 31,      December 31,
                                                         1996           1995
                                                       ---------      ------------
Liabilities and Stockholder's Equity                    amounts in millions
- ------------------------------------

Accounts payable                                        $   160            176

Accrued interest                                            172            226

Accrued programming expense                                 279            209

Other accrued expenses                                      406            473

Debt (note 4)                                            12,298         12,635

Deferred income taxes                                     4,469          4,261

Other liabilities                                            61             66
                                                        -------        -------

      Total liabilities                                  17,845         18,046
                                                        -------        -------

Minority interests in equity
   of consolidated subsidiaries                             205            206

Redeemable preferred stock                                  232             --

Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trust holding solely subordinated debt
   securities of the Company (note 5)                       508             --

Stockholder's equity:
   Class A common stock, $1 par value.
      Authorized 910,553 shares;
      issued and outstanding 811,655
      shares                                                  1              1
   Class B common stock, $1 par value.
      Authorized 94,447 shares;
      issued  and outstanding 94,447
      shares                                                 --             --
   Additional paid-in capital                             3,670          3,122
   Unrealized holding gains for
      available-for-sale securities, net
      of taxes                                                4              7
   Accumulated deficit                                     (447)          (370)
                                                        -------        -------
                                                          3,228          2,760

   Investment in Tele-Communications, Inc.
      ("TCI") (note 1)                                   (1,143)        (1,143)
   Due to TCI                                                66            112
                                                        -------        -------

         Total stockholder's equity                       2,151          1,729
                                                        -------        -------

Commitments and contingencies (note 7)

                                                        $20,941         19,981
                                                        =======        =======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)

                                                         Three months
                                                            ended
                                                           March 31,
                                                     ---------------------
                                                      1996           1995
                                                     ------         ------
                                                      amounts in millions

Revenue (note 6)                                     $1,402          1,169

Operating costs and expenses:
   Operating                                            464            355
   Selling, general and administrative                  436            317
   Adjustment to compensation relating
      to stock appreciation rights                       (4)            (1)
   Depreciation                                         236            192
   Amortization                                          96             76
                                                     ------         ------
                                                      1,228            939
                                                     ------         ------

         Operating income                               174            230

Other income (expense):
   Interest expense                                    (246)          (232)
   Interest and dividend income (note 6)                  7              8
   Share of losses of affiliates, net (note 3)          (60)            (9)
   Other, net                                             3             11
                                                     ------         ------
                                                       (296)          (222)
                                                     ------         ------

      Earnings (loss) before income taxes              (122)             8

Income tax benefit (expense)                             45             (4)
                                                     ------         ------

      Net earnings (loss)                               (77)             4

Preferred stock dividend requirements                    (2)            --
                                                     ------         ------

      Net earnings (loss) attributable to
         common stockholder                          $  (79)             4
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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


                Consolidated Statement of Stockholder's Equity
                       Three months ended March 31, 1996
                                  (unaudited)

                                                                              Unrealized
                                                                              holding
                                                                              gains for
                                                                              available-
                                                               Additional     for-sale                Investment   Due    Total
                                              Common stock       paid-in     securities,  Accumulated    in        to  stockholder's
                                         Class A      Class B    capital    net of taxes    deficit      TCI       TCI    equity
                                         -------      -------  ----------   ------------  -----------  --------- ------  ----------
                                                                            amounts in millions
Balance at January 1, 1996               $    1           --       3,122           7           (370)    (1,143)     112    1,729

   Net loss                                  --           --          --          --            (77)        --       --      (77)
   TCI Group common stock issued
      and debt assumed by TCI in
      acquisition reflected as
      contribution                           --           --         564          --             --         --       --      564
   Contribution of TCI subsidiary
      (note 6)                               --           --         (14)         --             --         --       --      (14)
   Accreted dividends on preferred
      stock                                  --           --          (2)         --             --         --       --       (2)
   Change in unrealized holding gains
      for available-for-sale securities,
      net of taxes                           --           --          --          (3)            --         --       --       (3)
   Change in due to TCI                      --           --          --          --             --         --      (46 )    (46)
                                         ------       ------      ------      ------         ------     ------   ------   ------

Balance at March 31, 1996                $    1           --       3,670           4           (447)    (1,143)      66    2,151
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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                 -----------------------
                                                                  1996            1995
                                                                 -------         -------
                                                                   amounts in millions
(see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                           $   (77)              4
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                               332             268
         Adjustment to compensation relating to stock
            appreciation rights                                       (4)             (1)
         Share of losses of affiliates                                60               9
         Deferred income tax benefit                                 (47)            (10)
         Other noncash credits                                        (7)            (16)
         Changes in operating assets and liabilities,
            net of the effect of acquisitions:
               Change in receivables                                  46              20
               Change in accrued interest                            (54)            (36)
               Change in other accruals and payables                 (22)             10
                                                                 -------         -------

                 Net cash provided by operating activities           227             248
                                                                 -------         -------

Cash flows from investing activities:
   Cash paid for acquisitions                                        (27)             (9)
   Capital expended for property and equipment                      (389)           (325)
   Cash proceeds from disposition of assets                           40              13
   Additional investments in and
      loans to affiliates and others                                 (61)           (161)
   Other investing activities                                        (16)            (15)
                                                                 -------         -------

                 Net cash used in investing activities              (453)           (497)
                                                                 -------         -------

Cash flows from financing activities:
   Borrowings of debt                                              1,112             880
   Repayments of debt                                             (1,467)           (930)
   Issuance of preferred stock                                       223              --
   Issuance of company-obligated mandatorily redeemable
      preferred securities of subsidiary trust holding solely
      subordinated debt securities of the Company                    486              --
   Change in due to/from TCI                                         (47)            307
                                                                 -------         -------

                 Net cash provided by financing activities           307             257
                                                                 -------         -------

                 Net increase in cash                                 81               8

                    Cash at beginning of period                       --               6
                                                                 -------         -------

                    Cash at end of period                        $    81              14
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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(3)  Investments in Affiliates
     -------------------------

     Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                    Three months ended
Combined Operations                                      March 31,
                                                    -----------------
                                                     1996        1995
                                                    -----       -----
                                                    amounts in millions

     Revenue                                        $ 171          52
     Operating expenses                              (186)        (53)
     Depreciation and amortization                    (22)         (9)
                                                    -----       -----

        Operating loss                                (37)        (10)

     Interest expense                                  (7)         (2)
     Other, net                                        24          (6)
                                                    -----       -----

        Net loss                                    $ (20)         (18)
                                                    =====       =====

     TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at March 31, 1996 was its investment in a partnership ("Sprint Spectrum"), formed by TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $671 million). See note 7. Additionally, TCIC has an investment in Teleport Communications Group, Inc. and TCG Partners (collectively, "TCG") (carrying value of $249 million).

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

     The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $487 million at March 31, 1996. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.

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

     Included in share of losses for the three months ended March 31, 1996 is $53 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.

     TCIC's net loss of $77 million for the three months ended March 31, 1996 represented a decrease of $81 million as compared to TCIC's net earnings of $4 million for the corresponding period of 1995. Such decrease is the result of an increase in interest expense due to higher interest rates and debt levels, the aforementioned share of losses from Sprint Spectrum and the increases in depreciation and amortization expense.

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


PART II - OTHER INFORMATION
- ---------------------------

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