Form 10-Q
period 1996-06-30
TCI COMMUNICATIONS INC
filed 1996-08-13
CIK 96903

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 0-5550


                           TCI COMMUNICATIONS, INC.
      ------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         State of Delaware                             84-0588868
- ----------------------------------------  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


         5619 DTC Parkway
        Englewood, Colorado                              80111
- ----------------------------------------  ------------------------------------
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



     All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of July 31, 1996, was:
                  Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)

                                          June 30,  December 31,
                                            1996        1995
                                          --------  ------------
Assets                                     amounts in millions
- ------
Cash                                       $    --            --

Trade and other receivables, net               262           262

Investments in affiliates, accounted for
   under the equity method, and related
   receivables (note 3)                      1,402         1,062

Property and equipment, at cost:
   Land                                         62            63
   Distribution systems                     10,292         9,325
   Support equipment and buildings           1,277         1,147
                                           -------        ------
                                            11,631        10,535
   Less accumulated depreciation             4,004         3,547
                                           -------        ------
                                             7,627         6,988
                                           -------        ------

Franchise costs                             14,413        13,618
   Less accumulated amortization             2,218         2,055
                                           -------        ------
                                            12,195        11,563
                                           -------        ------

Other assets, at cost, net of                  550           489
 amortization                              -------        ------

                                           $22,036        20,364
                                           =======        ======

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                    Consolidated Balance Sheets, continued
                                  (unaudited)

                                               June 30,   December 31,
                                                 1996         1995
                                               ---------  -------------
Liabilities and Common Stockholder's Equity     amounts in millions
- -------------------------------------------

Accounts payable                                $    79            176

Accrued interest                                    258            226

Accrued programming expense                         276            209

Other accrued expenses                              817            856

Debt (note 4)                                    12,604         12,635

Deferred income taxes                             4,432          4,261

Other liabilities                                    69             66
                                                 ------         ------

      Total liabilities                          18,535         18,429
                                                 ------         ------

Minority interests in equity
   of consolidated subsidiaries                     198            206

Redeemable preferred stock                          232             --

Company-obligated mandatorily redeemable
   preferred securities of subsidiary
    trusts ("Trust Securities") holding solely
    subordinated debt securities of the
    Company (note 5)                              1,016             --

Common stockholder's equity:
   Class A common stock, $1 par value.
      Authorized 910,553 shares;
      issued  and outstanding 811,655                 1              1
      shares
   Class B common stock, $1 par value.
      Authorized 94,447 shares;
      issued  and outstanding 94,447                 --             --
      shares
   Additional paid-in capital                     3,682          3,122
   Unrealized holding gains for
      available-for-sale securities,                  4              7
      net of taxes
   Accumulated deficit                             (558)          (370)
                                                 ------         ------
                                                  3,129          2,760

   Investment in Tele-Communications,
    Inc. ("TCI") (note 1)                        (1,143)        (1,143)
   Due to TCI                                        69            112
                                                 ------         ------
       Total common stockholder's equity          2,055          1,729
                                                 ------         ------
Commitments and contingencies (note 7)

                                                $22,036         20,364
                                                =======         ======

See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)

                                            Three months      Six months
                                               ended            ended
                                              June 30,         June 30,
                                          ----------------  --------------
                                            1996     1995    1996    1995
                                          --------  ------  ------  ------
                                                amounts in millions

Revenue (note 6)                           $1,504   1,262   2,906   2,431

Operating costs and expenses:
   Operating                                  486     394     950     749
   Selling, general and administrative        469     350     905     667
   Compensation relating to stock
      appreciation rights                      --       6      --       5
   Adjustment to compensation relating
      to stock appreciation rights             --      --      (4)     --
   Depreciation                               245     217     481     409
   Amortization                               103      87     199     163
                                           ------   -----   -----   -----
                                            1,303   1,054   2,531   1,993
                                           ------   -----   -----   -----

         Operating income                     201     208     375     438

Other income (expense):
   Interest expense                          (247)   (232)   (493)   (464)
   Interest and dividend income (note 6)       12       9      19      17
   Share of losses of affiliates, net
    (note 3)                                  (43)    (15)   (103)    (24)
   Loss on early extinguishment of debt
      (note 4)                                (66)     --     (66)     --
   Minority interests in earnings
    (losses) of consolidated subsidiaries,
    net                                       (11)      2     (15)      5
   Other, net                                   2     (14)      9      (6)
                                           ------   -----   -----   -----
                                             (353)   (250)   (649)   (472)
                                           ------   -----   -----   -----

      Loss before income taxes               (152)    (42)   (274)    (34)

Income tax benefit                             41      14      86      10
                                           ------   -----   -----    -----

      Net loss                               (111)    (28)   (188)    (24)

Preferred stock dividend requirements          (2)     --      (4)     --
                                           ------   -----   ------   -----

      Net loss attributable to
         common stockholder                $ (113)    (28)   (192)    (24)
                                           =======  ======  ======  ======

See accompanying notes to consolidated financial statements.

                                             TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                                            (A Subsidiary of Tele-Communications, Inc.)

                                       Consolidated Statement of Common Stockholder's Equity
                                                  Six months ended June 30, 1996
                                                            (unaudited)

                                                                       Unrealized
                                                                         holding
                                                                       gains for                                             Total
                                                                       available-                                           common
                                      Common stock       Additional     for-sale     Accum-    Investment                    stock-
                                 ---------------------    paid-in     securities,    ulated        in          Due to       holder's
                                   Class A     Class B    capital     net of taxes   deficit       TCI           TCI        equity
                                 ------------  -------  ------------  -------------  --------  -----------  --------------  -------
                                                                        amounts in millions
Balance at January 1, 1996                $ 1       --        3,122              7      (370)      (1,143)            112    1,729

   Net loss                                --       --           --             --      (188)          --              --     (188)
   TCI Group common stock
    issued and debt assumed by TCI
       in acquisition reflected as
       contribution                        --       --          564             --        --           --              --      564
   Accreted dividends on
    redeemable preferred stock             --       --           (4)            --        --           --              --       (4)
   Change in unrealized
    holding gains for available-
    for-sale securities,
      net of taxes                         --       --           --             (3)       --           --              --       (3)
   Intercompany liability assumed
    by TCI Communications, Inc.
    upon contribution of
    subsidiaries from TCI                  --       --           --             --        --           --             137      137
   Change in due to TCI                    --       --           --             --        --           --            (180)    (180)
                                 ------------  -------  -----------   ------------   -------   ----------   -------------    -----

Balance at June 30, 1996                  $ 1       --        3,682              4      (558)      (1,143)             69    2,055
                                 ============  =======  ===========   ============   =======   ==========   =============    =====

See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                            Six months ended
                                                June 30,
                                          ---------------------
                                             1996       1995
                                          ----------  ---------
                                          amounts in millions
                                              (see note 2)
Cash flows from operating activities:
   Net loss                                 $  (188)       (24)
   Adjustments to reconcile net loss to
      net cash provided by operating
       activities:
         Depreciation and amortization          680        572
         Compensation relating to stock          --          5
          appreciation rights
         Adjustment to compensation
          relating to stock
            appreciation rights                  (4)        --
         Share of losses of affiliates          103         24
         Loss on early extinguishment            66         --
          of debt
         Deferred income tax benefit            (88)       (41)
         Minority interests in earnings          15         (5)
          (losses)
         Other noncash credits                  (16)        (4)
         Changes in operating assets
          and liabilities,
            net of the effect of
             acquisitions:
               Change in receivables             13         12
               Change in accrued                 32          3
                interest
               Change in other accruals         (82)        39
                and payables                -------     ------

                 Net cash provided by           531        581
                  operating activities      -------     ------

Cash flows from investing activities:
   Cash paid for acquisitions                   (59)       (10)
   Capital expended for property and           (891)      (748)
    equipment
   Cash proceeds from disposition of             55         19
    assets
   Additional investments in and
      loans to affiliates and others           (489)      (728)
   Other investing activities                   (19)       (23)
                                            -------     ------

                 Net cash used in            (1,403)    (1,490)
                  investing activities      -------     ------

Cash flows from financing activities:
   Borrowings of debt                         4,087      4,424
   Repayments of debt                        (4,159)    (3,369)
   Prepayment penalties                         (60)        --
   Issuance of redeemable preferred             223         --
    stock
   Issuance of Trust Securities                 971         --
   Redeemable preferred stock dividends          (2)        --
   Dividends on subsidiary preferred
    stock and Trust
      Securities                                (10)        --
   Change in due to TCI                        (178)       (98)
                                            -------     ------

                 Net cash provided by           872        957
                  financing activities      -------     ------

                 Net increase in cash            --         48

                    Cash at beginning            --          6
                     of period              -------     ------

                    Cash at end of        $      --         54
                     period               =========     ======

See accompanying notes to consolidated financial statements.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                 (Notes to Consolidated Financial Statements)

                                 June 30, 1996
                                  (unaudited)


(1)  General
     -------

     The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. ("TCIC" or the "Company") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. TCI owns 100% of the Company's common stock.

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

     TCIC, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. TCIC operates its cable television systems throughout the continental United States and Hawaii through its four regional operating divisions -- Central, Great Lakes, Southeast and West.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1996 presentation.

     On August 3, 1995, the TCI stockholders authorized the TCI Board of Directors to issue a new class of stock ("Liberty Group Stock") which is intended to reflect the separate performance of TCI's business unit which produces and distributes cable television programming services, ("Liberty"). While the Liberty Group Stock constitutes common stock of TCI, the issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed Liberty Group Stock representing one hundred percent of the equity value attributable to Liberty to its security holders of record on August 4, 1995. Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock").

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

     TCIC owns an aggregate of 189,867 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,287.51 shares of Series A TCI Group Stock. In addition, TCIC owns 100,524,364 shares of Series A TCI Group Stock. Such ownership of Series F Preferred Stock and Series A TCI Group Stock is reflected as investment in TCI in the accompanying consolidated balance sheets.

     In March of 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.

     Pursuant to Statement No. 121, the Company periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

(2)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $461 million for each of the six month periods ended June 30, 1996 and 1995. Also during these periods, cash paid for income taxes was not material.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

      Significant noncash investing and financing activities are as follows:

                                                      Six months ended
                                                          June 30,
                                                    ---------------------
                                                       1996       1995
                                                    ----------  ---------
                                                     amounts in millions
    Cash paid for acquisitions:
    Fair value of assets acquired                       $ 867      2,708
    Liabilities assumed, net of current assets              4       (221)
    Deferred tax liability recorded in
    acquisitions                                         (244)      (919)
    Minority interests in equity of
    acquired entities                                      (4)        47
    Common stock issued and debt assumed
    (in 1996) by TCI in acquisition reflected as
    a contribution to TCIC                               (564)      (234)
    Increase in amounts due to TCI resulting
    from common stock of TCI issued in
    acquisition                                            --     (1,371)
                                                        -----     ------

      Cash paid for acquisitions                        $  59         10
                                                        =====     ======


    Change in unrealized gains, net of deferred
    taxes, on available-for-sale securities             $   3          1
                                                        =====     ======

    Turner Broadcasting System, Inc. stock
    received in acquisition transferred to Liberty      $ --           7
                                                        =====     ======

    Net assets of TCIC transferred in the
    reorganization of TCI (the "Reorganization")
    in exchange for TCI common stock reflected
    as investment in TCI                                $ --          11
                                                        =====     ======

    Net assets of TCIC transferred in the
    Reorganization through due to TCI                   $ --          53
                                                        =====     ======

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(3)  Investments in Affiliates
     -------------------------

     Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                     Six months ended
         Combined Operations             June 30,
    -----------------------------  ---------------------
                                      1996        1995
                                   -----------  --------
                                   amounts in millions

    Revenue                             $ 344       222
    Operating expenses                   (378)     (207)
    Depreciation and amortization         (46)      (41)
                                        -----      ----

       Operating loss                     (80)      (26)

    Interest expense                      (18)      (15)
    Other, net                             17       (19)
                                        -----      ----

       Net loss                         $ (81)      (60)
                                        =====      ====


     TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at June 30, 1996 was its investment in a partnership ("Sprint Spectrum"), formed by TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $750 million). See note 7. Additionally, TCIC has an investment in Teleport Communications Group, Inc. (carrying value of $237 million).

     Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(4)  Debt
     ----

     Debt is summarized as follows:

                                   June 30,     December 31,
                                     1996           1995
                                    -------     ------------
                                    amounts in millions
      Parent company debt:
         Notes payable (a)          $ 7,831         6,713
         Bank credit facilities (b)      --           179
         Commercial paper               859         1,440
         Other debt                      --             1
                                    -------        ------
                                      8,690         8,333
      Debt of subsidiaries:
         Bank credit facilities (b)   3,169         3,258
         Notes payable (a)              658           934
         Convertible notes (c)           44            45
         Commercial paper                --            29
         Other debt                      43            36
                                    -------        ------
                                    $12,604        12,635
                                    =======        ======

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     (a) During the six months ended June 30, 1996, TCIC redeemed certain notes payable which had fixed interest rates ranging from 8.67% to 10.44% (the "Redemption"). In connection with the Redemption, TCIC recognized a loss on early extinguishment of debt of $62 million.
          Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

     (b) During the second quarter of 1996, TCIC terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, TCIC recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

     (c) These convertible notes, which are stated net of unamortized discount of $181 million and $186 million at June 30, 1996 and December 31, 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of Series A TCI Group Stock and Series A Liberty Group Stock.

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

     The fair value of TCIC's debt is estimated based on current market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $12,604 million, was $12,780 million at June 30, 1996.

     In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% on notional amounts of $480 million at June 30, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,620 million at June 30, 1996. During the six months ended June 30, 1996 and 1995, TCIC's net payments pursuant to the Fixed Rate Agreements were $8 million and $6 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $8 million and $2 million, respectively.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

             Fixed Rate Agreements                   Variable Rate Agreements
    ---------------------------------------  -----------------------------------------
     Expiration    Interest Rate   Notional    Expiration     Interest Rate   Notional
        Date         To Be Paid     Amount        Date       To Be Received    Amount
    -------------  --------------  --------  --------------  ---------------  --------

    July 1996                8.2%      $ 10  July 1996                  8.2%    $   10
    August 1996              8.2%        10  August 1996                8.2%        10
    November 1996            8.9%       150  September 1996             4.6%       150
    October 1997        7.2%-9.3%        80  April 1997                 7.0%       200
    December 1997            8.7%       230  September 1998        4.8%-5.4%       450
                                       ----  April 1999                 7.4%       100
                                       $480  September 1999        7.2%-7.4%       300
                                       ====  February 2000         5.8%-6.6%       650
                                             March 2000            5.8%-6.0%       675
                                             September 2000             5.1%        75
                                                                                ------
                                                                                $2,620
                                                                                ======

     TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at June 30, 1996, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $50 million at June 30, 1996 to terminate the agreements.

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


                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(5)  Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
     ---------------------------------------------------------------------------
     Trusts Holding Solely Subordinated Debt Securities of the Company
     -----------------------------------------------------------------

     In January 1996, TCI Communications Financing I ("Trust I"), a wholly-owned subsidiary of the Company, issued $16 million in common securities to the Company and issued $500 million of 8.72% Trust Originated Preferred Securitiessm (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purpose of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "8.72% Subordinated Debt Securities") of the Company. The 8.72% Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.

     In May 1996, TCI Communications Financing II ("Trust II"), a wholly-owned subsidiary of the Company, issued $16 million in common securities to the Company, and issued $500 million of 10% Trust Preferred Securities (the "Trust II Preferred Securities" and together with the common securities, the "Trust II Securities") to the public. Trust II exists for the exclusive purposes of issuing Trust II Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 10% Subordinated Deferrable Interest Notes due May 31, 2045 (the "10% Subordinated Debt Securities") of the Company. The 10% Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 10% Subordinated Debt Securities, the Trust II Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of Trust II's obligations under the Trust II Preferred Securities.

     The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company."


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

     TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $45 million and $35 million for the six months ended June 30, 1996 and 1995, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. In April of 1996, certain of such Liberty subsidiaries were contributed to a newly formed joint venture, of which Liberty owns a 50% interest.

     Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the six month periods ended June 30, 1996 and 1995, aggregated $7 million and $8 million, respectively.

     TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Liberty holds the remaining 49.9% partnership interest.

     TCIC has entered into a long-term affiliation agreement with QE+ related to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the six months ended June 30, 1996 were approximately $25 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     At June 30, 1996, TCIC had a $144 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to TCI Starz, Inc., who in turn paid such amounts to QE+, offset by TCIC's purchase of programming from QE+. Such receivable is non-interest bearing for five years from the date of the advances.

     A consolidated subsidiary of Liberty, Home Shopping Network, Inc., pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $4 million and $3 million for the six months ended June 30, 1996 and 1995, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

     Tele-Communications International, Inc. ("TINTA") has indemnified TCIC for any loss, claim or liability that TCIC may incur by reason of certain guarantees and credit enhancements made by TCIC on TINTA's behalf.

     Amounts due to TCI in the accompanying consolidated balance sheets represents non-interest bearing intercompany advances aggregating $300 million to certain subsidiaries of TCI offset by the aforementioned $144 million intercompany receivable from TCI Starz, Inc. and interest-bearing loans to certain subsidiaries of TCI. Such interest-bearing loans aggregated $87 million and $112 million at June 30, 1996 and December 31, 1995, respectively. Interest earned by TCIC on such intercompany loans aggregated $5 million and $6 million for the six months ended June 30, 1996 and 1995, respectively. Such interest amounts are included in interest and dividend income in the accompanying consolidated statements of operations.

(7)  Commitments and Contingencies
     -----------------------------

     TCIC, Comcast, Cox and Sprint are partners in Sprint Spectrum, a partnership formed to engage in the business of providing wireless communications services on a nationwide basis. TCIC owns a 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for personal communications services ("PCS") licenses for 29 markets in an auction conducted by the Federal Communications Commission ("FCC") that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in an entity ("APC") which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCIC are also partners in a partnership ("PhillieCo") that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCIC has a 35.3% interest in PhillieCo.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCIC has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.1 billion of which was contributed during the six months ended June 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $211 million at June 30, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

     In connection with the launch of STARZ!, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of June 30, 1996, the maximum amount of such obligations or guarantees was approximately $181 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

     Certain key employees of the Company hold restricted stock awards and options with tandem SARs to acquire shares of TCI and certain TCI subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested.

     TCIC has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(8)  Subsequent Event
     ----------------

     On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

     Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, were designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an initial exchange rate of 4.81 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

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

(1)  Material changes in financial condition:
     ----------------------------------------

     TCIC, Comcast, Cox and Sprint are partners in Sprint Spectrum which was formed to engage in the business of providing wireless communications services on a nationwide basis. TCIC owns a 30% interest in Sprint Spectrum. Sprint Spectrum was the successful bidder for PCS licenses for 29 markets in an auction conducted by the FCC that ended in March 1995. The aggregate license cost for these licenses was approximately $2.1 billion, all of which has been paid. Sprint Spectrum may elect to bid in subsequent auctions of PCS licenses and/or acquire PCS licenses from other holders, has invested in APC which holds the PCS license for the Washington-Baltimore market, has agreed to invest in the entity that will hold the PCS license for the Los Angeles-San Diego market, and may invest in other entities that hold PCS licenses. Subsidiaries of Cox, Sprint and TCIC are also partners in PhillieCo that holds a PCS license for the Philadelphia market which was acquired at a license cost of $85 million. TCIC has a 35.3% interest in PhillieCo.

     The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCIC has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.1 billion of which was contributed during the six months ended June 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

     On July 31, 1996, TCIC consummated the Viacom Acquisition whereby TCIC acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets.

     The transaction was structured as a tax-free reorganization in which Cable Sub initially transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the proceeds of the Loan Facility. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock for $350 million. At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock. For additional discussion of the Viacom Acquisition, see note 8 to the accompanying consolidated financial statements.

     During the six months ended June 30, 1996, the Company issued (i) 4.6 million shares of Series A Cumulative Exchangeable Preferred Stock in a public offering for net cash proceeds of $223 million and (ii) $1.7 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.2% to 7.9% and maturity dates ranging through 2026. In addition, subsidiaries of the Company (special purpose entities formed as Delaware business trusts) issued 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million and 20 million preferred securities of 10% Trust Preferred Securities for net cash proceeds of $485 million. The Company used the proceeds from the aforementioned debt and equity securities to retire overnight commercial paper and to repay certain variable and fixed-rate indebtedness. In connection with the prepayment of certain fixed-rate indebtedness, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

     The Company has a credit facility which matures in September of 1996. The outstanding balance of such facility was $387 million at June 30, 1996. The Company currently anticipates that it will refinance such borrowings but there can be no assurance that it can do so on terms acceptable to the Company.

     During the second quarter of 1996, the Company terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. The Company does not believe that such termination will adversely affect its future liquidity. At June 30, 1996, subsidiaries of the Company had approximately $900 million of availability under lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities). See note 4 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.


                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($1,051 million and $1,015 million, for the six months ended June 30, 1996 and 1995, respectively) to interest expense ($493 million and $464 million, for the six months ended June 30, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 213% and 219% for the six months ended June 30, 1996 and 1995, respectively. The decrease in the Company's interest coverage for the six months ended June 30, 1996 is caused by increased interest expense due to higher interest rates and debt levels in 1996 relative to the comparable period in 1995. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, approximately half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($531 million and $581 million for the six months ended June 30, 1996 and 1995, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company pays
(i) fixed interest rates ranging from 7.2% to 9.3% on notional amounts of $480 million at June 30, 1996 and (ii) variable interest rates on notional amounts of $2,620 million at June 30, 1996. During the six months ended June 30, 1996 and 1995, the Company's net payments pursuant to its fixed rate exchange agreements were $8 million and $6 million, respectively; and the Company's net receipts pursuant to the variable rate agreements were $8 million and $2 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.



                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     In late April 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Standard & Poor's Securities, Inc. ("Standard & Poor's") and Fitch Investors Service, L.P. reaffirmed their respective ratings for TCIC's senior debt at the last level of investment grade. In connection with its reaffirmation, Standard & Poor's changed its outlook on TCIC from stable to negative. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $211 million at June 30, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

     In connection with the launch of STARZ!, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of June 30, 1996, the maximum amount of such obligations or guarantees was approximately $181 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

     The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

(2)  Material changes in results of operations:
     ------------------------------------------
     Revenue
     -------

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

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

(2)  Material changes in results of operations (continued):
     ------------------------------------------------------

     TCIC reduced its rates in 1993 and 1994 and limited its rate increases in 1995 and 1996 in response to FCC regulations. TCIC believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

     On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming service tier rates until 1999 (and basic service tier rates will remain regulated thereafter), TCIC believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

     Revenue increased 19% and 20% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. The three month increase was the result of increases in the rates charged to TCIC's subscribers due to inflation, programming cost increases and channel additions (5%), the effect of certain acquisitions (5%), growth in TCIC's satellite subscribers (5%), growth in subscriber levels within TCIC's cable television systems (3%) and growth in advertising sales (1%). The six month increase is due to growth in TCIC's satellite subscribers (6%), increases in the rates charged to TCIC's subscribers due to inflation, programming cost increases and channel additions (5%), the effect of certain acquisitions (5%), growth in subscriber levels within TCIC's cable television systems (3%) and growth in advertising sales (1%).

     Included in TCIC's total revenue is revenue generated by TCIC's common carrier microwave assets amounting to $49 million and $37 million for the six months ended June 30, 1996 and 1995, respectively, and $24 million and $19 million for the three months ended June 30, 1996 and 1995, respectively.

     Operating Costs and Expenses
     ----------------------------

     Operating expenses increased 23% and 27% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (6% and 6%) and Primestar (5% and 6%) (see discussion below), such expenses increased 12% and 15%, respectively. Programming costs and salary expenses represented the majority of such increases. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services. TCIC experienced an increase in programming costs in the first half of 1996 without increasing its rates charged to its customers for Regulated Services until June 1996. In TCIC's regulated cable systems, TCIC implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts. TCIC anticipates that such increases will result in additional revenue of approximately $20 million per month.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

(2)  Material changes in results of operations (continued):
     ------------------------------------------------------

     Selling general and administrative expenses ("SG&A") increased 34% and 36% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (5% and 5%) and Primestar (12% and 14%) (see discussion below), SG&A increased 17% and 17%, respectively. Such increases are due primarily to salaries and related payroll expenses.

     During 1995, the Company changed its approach to how it ordered and stored excess cable distribution equipment. The Company created material support centers and consolidated all of its excess inventory. During the six months ended June 30, 1996 and 1995, the Company incurred $4 million and $2 million, respectively, of costs related to such material support centers. Additionally, during 1996, the Company incurred approximately $16 million in expenses as compared to $4 million in 1995 related to initiatives to improve its customer service and to continue the redesign of its computer and accounting systems.

     TCIC has an interest in a partnership, PRIMESTAR Partners, L.P. ("Primestar"), which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the six months ended June 30, 1996, TCIC's revenue and expenses related to such satellite service have increased significantly over the corresponding period in 1995, as the number of TCIC's Primestar subscribers increased from approximately 220,000 subscribers at June 30, 1995 to approximately 660,000 subscribers at June 30, 1996. During the six months ended June 30, 1996, revenue increased from $61 million to $197 million and operating, selling, general and administrative expenses increased from $50 million to $187 million, as compared to the six months ended June 30, 1995. TCIC incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCIC continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

     In June 1996, TCIC announced its intention to pursue a tax-free spin-off (the "Satellite Spin-Off") of its direct broadcast satellite subsidiary, TCI Satellite Entertainment, Inc. ("SatCo"), to the holders of TCI Group Stock. At the time of the Satellite Spin-Off, SatCo's assets and operations will include TCIC's interest in Primestar and TCIC's business of distributing Primestar programming. The Satellite Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Satellite Spin-Off, SatCo's operations will no longer be consolidated with TCIC's. Because the Satellite Spin-Off is subject to certain conditions, including receipt of a "no action" letter from the Securities and Exchange Commission, regulatory approval and an opinion of tax counsel that the Satellite Spin-Off will not be taxable to the TCI Group stockholders, there is no assurance that it will be completed.

     The increase in TCIC's depreciation expense in 1996 is due to acquisitions, as well as increased capital expenditures incurred to upgrade and install optical fiber technology in TCIC's cable systems. The systems will have optical fiber to neighborhood nodes with coaxial cable distribution downstream from that point. Such optical fiber technology will facilitate digital transmission of voice, video and data signals. The increase in amortization expense in 1996 is due to acquisitions.

                                                                     (continued)

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                 (A Subsidiary of Tele-Communications, Inc.)

(2)  Material changes in results of operations (continued):
     ------------------------------------------------------

     The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

     Other Income (Expense) and Net Loss
     -----------------------------------

     Included in share of losses of affiliates for the six months ended June 30, 1996 is $79 million attributable to Sprint Spectrum. Such amount includes $34 million associated with prior periods.

     TCIC's net loss (before preferred stock dividend requirements) increased from $24 million for the six months ended June 30, 1995 to $188 million for the six months ended June 30, 1996. TCIC's net loss (before preferred stock dividend requirements) increased from $28 million for the three months ended June 30, 1995 to $111 million for the three months ended June 30, 1996. Such increases are primarily the result of the aforementioned increases in depreciation and amortization expense, the aforementioned share of losses from Sprint Spectrum, a decrease in operating income, the loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness and an increase in interest expense due to higher interest rates and debt levels.

                  TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- ------   ------------------

     There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1996 to which TCIC or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

     Interactive Network, Inc. Shareholder Litigation
     ------------------------------------------------

     In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. These Actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which again sought damages against the Interactive Defendants for violations of the disclosure requirements of the federal securities laws, which violations allegedly occurred during the period May 2, 1994 through March 31, 1995. On June 17, 1996, a Third Amended Consolidated Class Action Complaint was filed in the Consolidated Case against the Interactive Defendants and also added Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation and Gary Howard as defendant parties (collectively, the "TCI Defendants"). The Third Amended Consolidated Class Action Complaint which was served upon the TCI Defendants (except Gary Howard) on June 28, 1996, continues to seek damages against the Interactive Defendants for violation of disclosure requirements of the federal securities laws and also seeks similar unspecified damages against the TCI Defendants predicated upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).
- ---------------------------------------

     Interactive Network, Inc. v. Tele-Communications, Inc., et al.
     ----------------------------------------------------------------

     On August 1, 1995, plaintiff filed suit in Superior Court, Alameda County, California against Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, TCI Programming Holding Company III, TCI Cablevision of California, Inc., and Gary Howard. Plaintiff claims, in part, that Tele-Communications, Inc., and the other defendants, intentionally undertook to control the financial efforts of the plaintiff and attempted to seize plaintiff's patented and proprietary technology for its own business purposes, and misrepresented to plaintiff that it would provide financing and cooperative marketing of the interactive technology and service. The plaintiff filed claims for breach of fiduciary duty; abuse of control; intentional interference with prospective economic advantage; intentional interference with contractual relations; breach of contract; breach of contract specifically against TCI Cablevision of California, Inc.; constructive fraud; fraud and deceit; negligent misrepresentation; misappropriation of corporate assets; unfair competition; and unjust enrichment. As a result of motions filed by the Defendants, the claims of misappropriation of corporate assets and unjust enrichment have been dismissed.

     Plaintiff seeks, in part, permanent injunctive relief, the return of all patents and rights to plaintiff, and unspecified special, compensatory, consequential, and punitive damages as well as fees and costs.

     Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

     Viacom International, Inc. v. Tele-Communications, Inc., Liberty Media
     ----------------------------------------------------------------------
     Corporation, Satellite Services, Inc., Encore Media Corporation, NetLink
     ------------------------------------------------------------------------
     USA, Comcast Corporation, and OVC Network, Inc.
     -----------------------------------------------

     This suit was filed on September 23, 1993 in the United States District Court for the Southern District of New York, and the complaint was amended on November 9, 1993. The amended complaint alleged, among other things, that TCI violated the antitrust laws of the United States and the State of New York, violated the 1992 Cable Act, breached an affiliation agreement, and tortiously interfered with the Viacom Inc. - Paramount Communications, Inc. merger agreement and with plaintiff's prospective business advantage. On January 20, 1995, the parties entered into a settlement agreement under which this action was to be dismissed with prejudice contemporaneously with the first closing of the sale of certain cable systems pursuant to the Tele-Vue Agreement. The Stipulation of Discontinuance with Prejudice was executed by the parties and held in escrow pending the closing of the Viacom Acquisition described in note 8 to the accompanying consolidated financial statements. The closing occurred and the case was dismissed by Court Order on July 31, 1996. Such dismissal represents the final resolution of this matter, and accordingly, it will not be reported in future filings.


Item 6.  Exhibit and Reports on Form 8-K.
- ------   --------------------------------

      (a) Exhibit -

          (27) TCI Communications, Inc. Financial Data Schedule

      (b) Reports on Form 8-K filed during the quarter ended June 30, 1996:

                 Date of       Item
                 Report      Reported  Financial Statements Filed
              -------------  --------  --------------------------


              May 22, 1996    Item 5   None.

              June 7, 1996    Item 5   None.

              June 19, 1996   Item 5   VII Cable
                                        Year ended December 31,
                                          1995 and three months
                                          ended March 31, 1996.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TCI COMMUNICATIONS, INC.





Date:    August 13, 1996          By: /s/ Brendan R. Clouston
                                      ------------------------------
                                          Brendan R. Clouston
                                           President and Chief
                                           Executive Officer



Date:    August 13, 1996          By: /s/ Bernard W. Schotters
                                      ------------------------------
                                          Bernard W. Schotters
                                           Senior Vice President
                                           (Principal Financial Officer)



Date:    August 13, 1996          By: /s/ Gary K. Bracken
                                      ------------------------------
                                          Gary K. Bracken
                                           Senior Vice President
                                           and Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------
The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:
         (27) TCI Communication, Inc. Financial Data Schedule