Form 10-Q
period 1996-09-30
TCI COMMUNICATIONS INC
filed 1996-11-14
CIK 96903

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 F O R M 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____



Commission File Number 0-5550



                           TCI COMMUNICATIONS, INC.
     --------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     State of Delaware                                  84-0588868
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     5619 DTC Parkway
     Englewood, Colorado                                   80111
---------------------------------------               ---------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (303) 267-5500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No_____
                                        ----

     All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of October 31, 1996, was:

                  Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)

                                                    September 30,  December 31,
                                                        1996         1995
                                                    -----------    -----------
Assets                                                 amounts in millions
------
Cash                                                    $     7            --

Trade and other receivables, net                            274           262

Investments in affiliates, accounted for under the
 equity method, and related receivables (note 3)
                                                          1,472         1,062

Property and equipment, at cost:
 Land                                                        72            63
 Distribution systems                                    10,998         9,325
 Support equipment and buildings                          1,522         1,147
                                                        -------        ------
                                                         12,592        10,535
 Less accumulated depreciation                            4,224         3,547
                                                        -------        ------
                                                          8,368         6,988
                                                        -------        ------

Franchise costs                                          16,925        13,618
 Less accumulated amortization                            2,301         2,055
                                                        -------        ------
                                                         14,624        11,563
                                                        -------        ------

Other assets, at cost, net of amortization                  560           489
                                                        -------        ------

                                                        $25,305        20,364
                                                        =======        ======

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                  (unaudited)

                                                     September 30, December 31,
                                                         1996         1995
                                                     -----------  -------------
Liabilities and Common Stockholder's Equity            amounts in millions
-------------------------------------------
Accounts payable                                      $    63        176

Accrued interest                                          168        226

Accrued programming expense                               279        209

Other accrued expenses                                    869        856

Debt (note 5)                                          14,491     12,635

Deferred income taxes                                   5,491      4,261

Other liabilities                                          69         66
                                                      -------     ------

          Total liabilities                            21,430     18,429
                                                      -------     ------

Minority interests in equity of consolidated
 subsidiaries                                             821        206

Redeemable preferred stock                                232         --

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trusts ("Trust
 Securities") holding solely subordinated debt
 securities of the Company (note 6)                     1,000         --

Common stockholder's equity:
 Class A common stock, $1 par value. Authorized
   910,553 shares; issued and outstanding
   811,655 shares                                           1          1

 Class B common stock, $1 par value. Authorized
   94,447 shares; issued and outstanding 94,447
   shares                                                  --         --

 Additional paid-in capital                             3,679      3,122
 Unrealized holding gains for available-for-sale
   securities, net of taxes                                 4          7
 Accumulated deficit                                     (630)      (370)
                                                      -------      -----
                                                        3,054      2,760
 Investment in Tele-Communications, Inc. ("TCI")
   (note 1)                                            (1,143)    (1,143)
 Intercompany payable (receivable) (note 7)               (89)       112
                                                      -------      -----

    Total common stockholder's equity                   1,822      1,729
                                                      -------      -----
Commitments and contingencies (note 8)
                                                      $25,305     20,364
                                                      =======     ======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


                     Consolidated Statements of Operations
                                  (unaudited)



                                                     Three months ended    Nine months ended
                                                       September 30,         September 30,
                                                    --------------------  -------------------
                                                       1996       1995      1996       1995
                                                    ----------  --------  ---------  --------
                                                               amounts in millions
Revenue (notes 4 and 7)                                $1,648     1,310      4,554     3,741

Operating costs and expenses:
     Operating                                            532       406      1,482     1,155
     Selling, general and administrative                  525       378      1,430     1,045
     Compensation relating to stock
      appreciation rights                                  --         2         --         7
     Adjustment to compensation relating to
      stock appreciation rights                            (8)       --        (12)       --
     Depreciation                                         247       211        728       620
     Amortization                                         112        91        311       254
                                                       ------     -----      -----     -----
                                                        1,408     1,088      3,939     3,081
                                                       ------     -----      -----     -----

          Operating income                                240       222        615       660

Other income (expense):
     Interest expense                                    (267)     (249)      (760)     (713)
     Interest income (note 7)                              12         8         31        25
     Share of losses of affiliates, net (note 3)          (47)      (10)      (150)      (34)
     Loss on early extinguishment of debt
      (note 5)                                             (7)       --        (73)       --
     Minority interests in losses (earnings) of
      consolidated subsidiaries, net                      (28)       (1)       (43)        4
     Gain on sale of stock by equity investee
      (note 3)                                             12        --         12        --
     Gain (loss) on disposition of assets                   6        (1)        18        (2)
     Other, net                                            --       (10)        (3)      (15)
                                                       ------     -----      -----     -----
                                                         (319)     (263)      (968)     (735)
                                                       ------     -----      -----     -----

          Loss before income taxes                        (79)      (41)      (353)      (75)

Income tax benefit                                          7        15         93        25
                                                       ------     -----      -----     -----

          Net loss (note 4)                               (72)      (26)      (260)      (50)

Preferred stock dividend requirements                      (3)       --         (7)       --
                                                       ------     -----      -----     -----

          Net loss attributable to common
           stockholder                                 $  (75)      (26)      (267)      (50)
                                                       ======     =====      =====     =====

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

             Consolidated Statement of Common Stockholder's Equity
                      Nine Months Ended September 30, 1996
                                  (unaudited)

                                                                    Unrealized
                                                                     holding
                                                                    gains for
                                                                    available-                                            Total
                                                      Additional    for-sale                  Investment  Intercompany   common
                                  Common stock         paid-in     securities,   Accumulated      in        payable    stockholder's
                              -------------------
                              Class A     Class B      capital     net of taxes    deficit        TCI     (receivable)    equity
                              -------     -------    ------------  ------------   -----------  ---------- ------------  ------------
                                                                        amounts in millions
Balance at January 1, 1996    $   1           --        3,122             7          (370)      (1,143)         112        1,729

  Net loss                        --          --           --            --          (260)          --           --         (260)
  TCI Group common stock
   issued and debt assumed
   and subsequently repaid
   by TCI on behalf of the
   Company for acquisition
   reflected as contribution      --          --          564            --            --           --           --          564
  Accreted dividends on
   redeemable preferred stock     --          --           (7)           --            --           --           --           (7)

  Change in unrealized
   holding gains for
   available-for-sale
   securities, net of taxes       --          --           --            (3)           --           --          --            (3)

  Intercompany liability
   assumed by TCI
   Communications, Inc. upon
   contribution of
   subsidiaries from TCI          --          --           --            --            --          --          137           137

  Change in intercompany
   payable/ receivable
                                  --          --           --            --            --          --         (338)         (338)
                              ------      ------        -----          ----        ------      ------         -----       ------

Balance at September 30, 1996 $    1          --        3,679             4          (630)     (1,143)         (89)        1,822
                              ======      ======        =====          ====        ======      ======         =====       ======


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                    --------------------
                                                                      1996        1995
                                                                    --------    --------
                                                                     amounts in millions
                                                                         (see note 2)
Cash flows from operating activities:
 Net loss                                                           $  (260)        (50)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization                                      1,039         874
   Compensation relating to stock appreciation rights                    --           7
   Adjustment to compensation relating to stock
    appreciation rights                                                 (12)         --
   Share of losses of affiliates                                        150          34
   Loss on early extinguishment of debt                                  73          --
   Deferred income tax benefit                                          (95)        (32)
   Minority interests in earnings (losses)                               43          (4)
   Gain on sale of stock by equity investee                             (12)         --
   Loss (gain) on disposition of assets                                 (18)          2
   Other noncash credits                                                 (5)         (6)
   Changes in operating assets and liabilities, net of the
    effect of acquisitions:
     Change in receivables                                               11          14
     Change in accrued interest                                         (59)        (20)
     Change in other accruals and payables                              (72)         35
                                                                    -------     -------

      Net cash provided by operating activities                         783         854
                                                                    -------     -------

Cash flows from investing activities:
 Cash paid for acquisitions                                             (35)        (40)
 Capital expended for property and equipment                         (1,433)     (1,123)
 Cash proceeds from disposition and exchanges of assets                 139          25
 Additional investments in and loans to affiliates and others          (569)       (736)
 Repayment of loans by affiliates and others                            318           8
 Other investing activities                                             (58)        (62)
                                                                    -------     -------

      Net cash used in investing activities                          (1,638)     (1,928)
                                                                    -------     -------

Cash flows from financing activities:
 Borrowings of debt                                                   6,783       6,738
 Repayments of debt                                                  (6,669)     (5,523)
 Prepayment penalties                                                   (60)         --
 Issuance of redeemable preferred stock                                 223          --
 Issuance of Trust Securities                                           971          --
 Payment of redeemable preferred stock dividends                         (5)         --
 Payment of dividends on subsidiary preferred stock and
  Trust Securities                                                      (51)         --
 Change in intercompany payable/receivable                             (330)       (147)
                                                                    -------     -------

      Net cash provided by financing activities                         862       1,068
                                                                    -------     -------

      Net increase (decrease) in cash                                     7          (6)

      Cash at beginning of period                                        --           6
                                                                    -------     -------
      Cash at end of period                                         $     7          --
                                                                    =======     =======

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

                              September 30, 1996
                                  (unaudited)



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

     In June 1996, TCIC announced its intention to pursue a tax-free spin-off (the "Satellite Spin-Off") of its direct broadcast satellite subsidiary, TCI Satellite Entertainment, Inc. ("SatCo"), to the holders of TCI Group Stock. At the time of the Satellite Spin-Off, SatCo's assets and operations will include TCIC's interest in PRIMESTAR Partners, L.P. ("Primestar") and TCIC's business of distributing Primestar programming. Although there is no assurance, the Satellite Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Satellite Spin-Off, SatCo's operations will no longer be consolidated with TCIC's.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(2)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $819 million and $733 million for the nine months ended September 30, 1996 and 1995, respectively. Also during these periods, cash paid for income taxes was $6 million and $8 million, respectively.

     Significant noncash investing and financing activities are as follows:

                                                                  Nine months ended
                                                                    September 30,
                                                                ---------------------
                                                                  1996         1995
                                                                --------     --------
                                                                 amounts in millions
          Cash paid for acquisitions:
           Fair value of assets acquired                          $4,249        2,784
           Liabilities assumed, net of current assets             (1,714)        (266)
           Deferred tax liability recorded in acquisitions        (1,310)        (920)
           Minority interests in equity of acquired entities        (626)          47
           Common stock issued and debt assumed and
            subsequently repaid by TCI on behalf of TCIC for
            acquisition reflected as a contribution to TCIC         (564)          --
           Common stock of TCI issued in acquisition
            contributed to TCIC                                       --         (234)
           Increase in intercompany payable resulting
            from common stock of TCI issued in acquisition            --       (1,371)
                                                                  ------       ------
              Cash paid for acquisitions                          $   35           40
                                                                  ======       ======
          Exchange of consolidated subsidiaries for
           equity investment                                      $  274           --
                                                                  ======       ======
          Change in unrealized gains, net of deferred
           taxes, on available-for-sale securities                $    3           17
                                                                  ======       ======

          Turner Broadcasting System, Inc. stock received
           in acquisition transferred to Liberty                  $   --            7
                                                                  ======       ======
          Net assets of TCIC transferred in the
           reorganization of TCI (the "Reorganization") in
           exchange for TCI common stock reflected as
           investment in TCI                                      $   --           12
                                                                  ======       ======

          Net assets of TCIC transferred in the
           Reorganization through intercompany                    $   --           68
                                                                  ======       ======
          Retirement of TCI Class A common stock
           received in Reorganization                             $   --           38
                                                                  ======       ======

          Increase in deferred tax liability due to
           implementation of Tax Sharing Agreement (see
           note 7)                                                $   --           76
                                                                  ======       ======

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(3)  Investments in Affiliates
     -------------------------

     Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                               Nine months ended
         Combined Operations                     September 30,
         -------------------                  -------------------
                                               1996         1995
                                              ------       ------
                                              amounts in millions
          Revenue                             $ 540          329
          Operating expenses                   (644)        (303)
          Depreciation and amortization         (73)         (61)
                                              -----        -----
            Operating loss                     (177)         (35)
          Interest expense                      (29)         (22)
          Other, net                            (31)          (6)
                                              -----        -----

            Net loss                          $(237)         (63)
                                              =====        =====

     TCIC has various investments accounted for under the equity method. The most significant investment held by TCIC at September 30, 1996 was its investment in a partnership ("Sprint Spectrum"), formed by TCIC, Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Sprint Corporation ("Sprint") (carrying value of $783 million). See note 8. Additionally, TCIC has investments in Intermedia Capital Partners IV L.P. (carrying value of $287 million) and Teleport Communications Group, Inc. ("TCG") (carrying value of $277 million).

     TCG, a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410,000,000. As a result of the TCG IPO, TCIC's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, TCIC recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million).

     Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(4)  Acquisition
     -----------

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

     The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of Cable Sub have been consolidated with those of TCIC since the date of acquisition. On a pro forma basis, TCIC's revenue and net loss would have been increased by $276 million and $57 million, respectively, for the nine months ended September 30, 1996; and revenue and net loss would have been increased by $327 million and $90 million, respectively, for the nine months ended September 30, 1995 had Cable Sub been consolidated with TCIC on January 1, 1995. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCIC operated Cable Sub since January 1, 1995.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(5)  Debt
     ----

     Debt is summarized as follows:

                                               September 30,    December 31,
                                                   1996            1995
                                              ---------------  --------------
                                                    amounts in millions
     Parent company debt:
       Notes payable                               $ 8,055          6,713
       Bank credit facilities                           --            179
       Commercial paper                              1,179          1,440
       Other debt                                       --              1
                                                   -------        -------
                                                     9,234          8,333
     Debt of subsidiaries:
       Bank credit facilities                        4,331          3,258
       Notes payable                                   838            934
       Convertible notes (a)                            43             45
       Commercial paper                                 --             29
       Other debt                                       45             36
                                                   -------        -------

                                                   $14,491         12,635
                                                   =======        =======

     (a) These convertible notes, which are stated net of unamortized discount of $181 million and $186 million at September 30, 1996 and December 31, 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of Series A TCI Group Stock and Series A Liberty Group Stock.

     During the nine months ended September 30, 1996, TCIC redeemed certain notes payable which had an aggregate principle balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "Redemption"). In connection with the Redemption, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

     During the nine months ended September 30, 1996, TCIC terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCIC recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     The fair value of TCIC's debt is estimated based on current market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $14,491 million, was $14,888 million at September 30, 1996.

     In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it pays (i) fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% on notional amounts of $460 million at September 30, 1996 and (ii) variable interest rates (the "Variable Rate Agreements") on notional amounts of $2,450 million at September 30, 1996. During the nine months ended September 30, 1996 and 1995, TCIC's net payments pursuant to the Fixed Rate Agreements were $3 million and $1 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $11 million and less than $1 million, respectively.

     TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):



                Fixed Rate Agreements                   Variable Rate Agreements
                ---------------------                   ------------------------
        Expiration    Interest Rate   Notional    Expiration     Interest Rate    Notional
           Date        To Be Paid      Amount        Date        To Be Received    Amount
       ------------    ----------      ------    ------------    --------------    ------
     November 1996         8.9%         $150   April 1997              7.0%        $  200
     October 1997        7.2%-9.3%        80   September 1998       4.8%-5.4%         450
     December 1997         8.7%          230   April 1999              7.4%           100
                                        ----
                                               September 1999       7.2%-7.4%         300
                                        $460   February 2000        5.8%-6.6%         650
                                        ====
                                               March 2000           5.8%-6.0%         675
                                               September 2000          5.1%            75
                                                                                   ------

                                                                                   $2,450
                                                                                   ======

     TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at September 30, 1996, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. TCIC would pay an estimated $33 million at September 30, 1996 to terminate the agreements.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(6)  Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
     ---------------------------------------------------------------------------
     Trusts Holding Solely Subordinated Debt Securities of the Company
     -----------------------------------------------------------------

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

     The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust I and Trust II Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying consolidated financial statements.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(7)  Transactions with Related Parties
     ---------------------------------

     A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of pre-existing tax sharing arrangements and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI will be responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC.

     TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $61 million and $53 million for the nine months ended September 30, 1996 and 1995, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. In April of 1996, certain of such Liberty subsidiaries were contributed to a newly formed joint venture, of which Liberty owns a 50% interest.

     Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the nine month periods ended September 30, 1996 and 1995, aggregated $9 million and $11 million, respectively.

     TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Liberty holds the remaining 49.9% partnership interest.

     TCIC has entered into a long-term affiliation agreement with QE+ related to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the nine months ended September 30, 1996 and 1995 were approximately $38 million and $22 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1996, 1997 and 1998.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     At September 30, 1996, TCIC had a $170 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to TCI Starz, Inc., who in turn paid such amounts to QE+, offset by TCIC's purchase of programming from QE+. Such receivable is non-interest bearing for five years from the date of the advances.

     A consolidated subsidiary of Liberty, Home Shopping Network, Inc., pays a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $5 million for each of the nine month periods ended September 30, 1996 and 1995. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

     Tele-Communications International, Inc. ("TINTA") has indemnified TCIC for any loss, claim or liability that TCIC may incur by reason of certain guarantees and credit enhancements made by TCIC on TINTA's behalf.

     Intercompany amounts at September 30, 1996 represent non-interest bearing intercompany advances, net aggregating $200 million from certain subsidiaries of TCI offset by the aforementioned $170 million intercompany receivable from TCI Starz, Inc. and interest-bearing loans to certain subsidiaries of TCI. Such interest-bearing loans plus accrued interest aggregated $119 million and $134 million at September 30, 1996 and December 31, 1995, respectively. Interest earned by TCIC on such intercompany loans aggregated $9 million for each of the nine month periods ended September 30, 1996 and 1995. Such interest amounts are included in interest income in the accompanying consolidated statements of operations.

(8)  Commitments and Contingencies
     -----------------------------

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCIC has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.2 billion of which was contributed during the nine months ended September 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $205 million at September 30, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

     In connection with the launch of STARZ!, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of September 30, 1996, the amount of such obligations or guarantees was approximately $151 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

Management's Discussion and Analysis of
---------------------------------------
  Financial Condition and Results of Operations
  ---------------------------------------------

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

     The capital that Sprint Spectrum will require to fund the construction of the PCS systems, in addition to the license costs and investments described above, will be substantial. Pursuant to the business plan adopted by the partners in Sprint Spectrum for the build out of Sprint Spectrum's nationwide network, the partners are obligated to make additional cash capital contributions to Sprint Spectrum in the aggregate amount of approximately $1.9 billion during the two-year period that commenced January 1, 1996. TCIC has agreed to contribute approximately $0.6 billion of such aggregate amount, $0.2 billion of which was contributed during the nine months ended September 30, 1996. The business plan contemplates that Sprint Spectrum will require additional equity thereafter.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of Viacom Common Stock the opportunity to exchange a portion of their shares of Viacom Common Stock for shares of Cable Sub Class A Stock. Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock for $350 million. At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into Exchangeable Preferred Stock. For additional discussion of the Viacom Acquisition, see note 4 to the accompanying consolidated financial statements.

     During the nine months ended September 30, 1996, the Company issued (i) 4.6 million shares of Series A Cumulative Exchangeable Preferred Stock in a public offering for net cash proceeds of $223 million and (ii) $2.06 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.2% to 7.9% and maturity dates ranging through 2026. In addition, subsidiaries of the Company (special purpose entities formed as Delaware business trusts) issued 20 million preferred securities of 8.72% Trust Originated Preferred Securities for net cash proceeds of $486 million and 20 million preferred securities of 10% Trust Preferred Securities for net cash proceeds of $485 million. The Company used the proceeds from the aforementioned debt and equity issuances to retire overnight commercial paper and to repay certain variable and fixed-rate indebtedness. In connection with the prepayment of certain fixed-rate indebtedness, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

     The Company has a credit facility which matures in September of 1997. The outstanding balance of such facility was $387 million at September 30, 1996. The Company currently anticipates that it will refinance such borrowings, but there can be no assurance that it can do so on terms acceptable to the Company.

     During the second quarter of 1996, the Company terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, TCIC recognized a loss on early extinguishment of debt of $4 million. Such loss related to the retirement of deferred loan costs. The Company does not believe that such termination will adversely affect its future liquidity. At September 30, 1996, subsidiaries of the Company had approximately $1.7 billion of availability under lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities). See note 5 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($1,642 million and $1,541 million, for the nine months ended September 30, 1996 and 1995, respectively) to interest expense ($760 million and $713 million, for the nine months ended September 30, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 216% for each of the nine month periods ended September 30, 1996 and 1995. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($783 million and $854 million for the nine months ended September 30, 1996 and 1995, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

     In late April 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Fitch Investors Service, L.P. reaffirmed its rating for TCIC's senior debt at the last level of investment grade. On October 18, 1996, Standard & Poor's Securities, Inc. ("Standard & Poor's") issued a press release stating that TCIC's senior debt would be placed on CreditWatch with negative implications. TCIC's senior debt is currently rated BBB- by Standard & Poor's (the last level of investment grade). A downgrade by Standard & Poor's of TCIC's senior debt would lower such debt to the first level below investment grade. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(1)  Material changes in financial condition (continued):
     ----------------------------------------------------

     In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company pays
(i) fixed interest rates ranging from 7.2% to 9.3% on notional amounts of $460 million at September 30, 1996 and (ii) variable interest rates on notional amounts of $2,450 million at September 30, 1996. During the nine months ended September 30, 1996 and 1995, the Company's net payments pursuant to its fixed rate exchange agreements were $3 million and $1 million, respectively; and the Company's net receipts pursuant to the variable rate agreements were $11 million and less than $1 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

     TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $205 million at September 30, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

     In connection with the launch of STARZ!, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of September 30, 1996, the amount of such obligations or guarantees was approximately $151 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon certain variable factors.

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

     Revenue increased 26% and 22% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. In TCIC's regulated cable systems, TCIC implemented rate increases for its Regulated Services in June 1996. As allowed by FCC regulations, such rate increases include amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

     The increase in revenue for the three months ended September 30, 1996 is due to the effect of certain acquisitions (including the Viacom Acquisition) (12%), increases in the rates charged to TCIC's subscribers due to inflation, programming cost increases (as discussed above) and channel additions (5%), growth in TCIC's satellite subscribers (4%), growth in subscriber levels within TCIC's cable television systems (3%) and growth in advertising sales and other revenue (2%).

     The increase in revenue for the nine months ended September 30, 1996 is due to the effect of certain acquisitions (including the Viacom Acquisition) (7%), increases in the rates charged to TCIC's subscribers due to inflation, programming cost increases (as discussed above) and channel additions (6%), growth in TCIC's satellite subscribers (5%), growth in subscriber levels within TCIC's cable television systems (2%) and growth in advertising sales and other revenue (2%).

     Included in TCIC's total revenue is revenue generated by TCIC's common carrier microwave assets amounting to $74 million and $57 million for the nine months ended September 30, 1996 and 1995, respectively, and $25 million and $20 million for the three months ended September 30, 1996 and 1995, respectively.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(2)  Material changes in results of operations (continued):
     ------------------------------------------------------

     Operating Costs and Expenses
     ----------------------------

     Operating expenses increased 31% and 28% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (12% and 7%) and Primestar (3% and 5%) (see discussion below), such expenses increased 16% for each period. Programming costs and salary expenses represented the majority of such increases. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.

     Selling general and administrative expenses ("SG&A") increased 39% and 37% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods of 1995. Exclusive of the effects of acquisitions (11% and 7%) and Primestar (10% and 13%) (see discussion below), SG&A increased 18% and 17%, respectively. Such increases are due primarily to salaries and related payroll expenses and those expenses that vary with revenue and/or subscribers. Additionally, during the nine months ended September 30, 1996 and 1995, the Company incurred $34 million and $14 million, respectively, of costs related to newly created material support centers, initiatives to improve its customer service and the continued redesign of its computer and accounting systems.

     TCIC has an interest in Primestar, which provides programming and marketing support to its partners who distribute a multi-channel programming service via a medium power communications satellite to home satellite dish owners. During the three months and nine months ended September 30, 1996, TCIC's revenue and expenses related to such satellite service increased significantly over the corresponding periods in 1995, as the number of TCIC's Primestar subscribers increased from approximately 370,000 subscribers at September 30, 1995 to approximately 735,000 subscribers at September 30, 1996. During the three months ended September 30, 1996, revenue increased from $59 million to $110 million and operating, selling, general and administrative expenses increased from $54 million to $108 million, as compared to the three months ended September 30, 1995. During the nine months ended September 30, 1996, revenue increased from $120 million to $304 million and operating, selling, general and administrative expenses increased from $111 million to $295 million, as compared to the nine months ended September 30, 1995. TCIC incurs significant sales commission and installation costs when customers initially subscribe. Therefore, as long as TCIC continues to launch this new service and increase its Primestar subscriber base at such a rapid pace, management expects operating costs and expenses will increase as well.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(2)  Material changes in results of operations (continued):
     ------------------------------------------------------

     In June 1996, TCIC announced its intention to pursue a tax-free spin-off of SatCo to the holders of TCI Group Stock. At the time of the Satellite Spin-Off, SatCo's assets and operations will include TCIC's interest in Primestar and TCIC's business of distributing Primestar programming. Although there is no assurance, the Satellite Spin-Off is anticipated to be completed in the fourth quarter of 1996. Upon completion of the Satellite Spin-Off, SatCo's operations will no longer be consolidated with TCIC's.

     The increase in TCIC's depreciation expense in 1996 is due to acquisitions, as well as increased capital expenditures (which amounted to $1,433 million for the nine months ended September 30, 1996) incurred to upgrade and install optical fiber technology in TCIC's cable systems. The increase in amortization expense in 1996 is due to acquisitions.

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

     Other Income (Expense) and Net Loss
     -----------------------------------

     Included in share of losses of affiliates for the three months and nine months ended September 30, 1996 is $33 million and $112 million, respectively, attributable to Sprint Spectrum. Such amount for the nine month period includes $34 million associated with prior periods.

     Minority interests in earnings of consolidated subsidiaries primarily represents dividends on Trust Securities. Such dividends amounted to $23 million and $47 million for the three months and nine months ended September 30, 1996, respectively. See note 6 to the accompanying consolidated financial statements.

     As a result of the TCG IPO, the Company recognized a gain of $12 million during the third quarter of 1996. There is no assurance that the Company will realize similar gains in future periods. See note 3 to the accompanying consolidated financial statements.

     TCIC's net loss (before preferred stock dividend requirements) increased from $26 million for the three months ended September 30, 1995 to $72 million for the three months ended September 30, 1996. TCIC's net loss (before preferred stock dividend requirements) increased from $50 million for the nine months ended September 30, 1995 to $260 million for the nine months ended September 30, 1996. Such increases are primarily the result of the aforementioned increases in depreciation and amortization expense, the aforementioned share of losses from Sprint Spectrum, the dividends on Trust Securities discussed above, the loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness and an increase in interest expense due to higher interest rates and debt levels.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
------   -----------------

     There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1996 to which TCIC or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

     Cooper, et al. v. UCTC of Baltimore, Inc., et al.
     -------------------------------------------------

     On October 24, 1994, plaintiffs, three current employees of United Cable Television of Baltimore Limited Partnership and two spouses of such current employees, filed suit in the Circuit Court for Baltimore City against UCTC of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, TCI East, Inc. and Tele-Communications, Inc. The suit alleged, inter alia, eight various tort claims, including assault, false
              ----- ----
     imprisonment, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each plaintiff sought $1,000,000 compensatory damages and $5,000,000 punitive damages per count. The loss of consortium claim was limited to four of the five plaintiffs. On November 1, 1994, plaintiffs also filed an action in United States District Court for the District of Maryland alleging discrimination on the basis of race in violation of 42 U.S.C. (S)1981 and loss of consortium. Both counts sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages for each plaintiff (the loss of consortium claim is limited to four of the five plaintiffs). The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

     Miles Whittenburg, Jr., et al., v. Tele-Communications, Inc., et al.
     --------------------------------------------------------------------

     On April 9, 1994, plaintiffs, six current employees of United Cable Television of Baltimore Limited Partnership and four spouses, filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleged, inter alia, nine various
                                                       ----------
     tort claims, including but not limited to, false imprisonment, assault, battery, intentional infliction of emotional distress, invasion of privacy by intrusion, invasion of privacy by false light, defamation by slander, defamation by libel, and loss of consortium in connection with an incident that occurred October 26, 1993, at the Baltimore system. Each of the nine counts in the complaint sought compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. On October 24, 1994, plaintiffs also filed in the United States District Court for the District of Maryland, a lawsuit containing claims of discrimination on the basis of race in violation of 42 U.S.C. (S)1981 and loss of consortium. Both counts sought compensatory damages of $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. The loss of consortium claims applied to eight of the plaintiffs. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).
------   -----------------------------

     Elmer Lewis v. Tele-Communications, Inc., et al.
     ------------------------------------------------

     On June 23, 1994, plaintiff filed suit in the United States District Court for the District of Maryland against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc. and United Cable Television of Baltimore Limited Partnership. On August 2, 1994, the suit was consolidated for all purposes with Tyrone Belgrave, et al. v. Tele-Communications, Inc. et al. The suit alleged, inter alia, false imprisonment, assault, employment
                       ----------
     defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also seeks divestiture of the Baltimore City cable franchise from the Company. Each of the ten counts in the complaint sought compensatory damages of $1,000,000 and punitive damages of $5,000,000. In a decision dated October 3, 1994, the Court granted defendants' motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 4, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to Circuit Court for Baltimore City. On February 14, 1995, Lewis and his spouse filed an amended complaint in Circuit Court for Baltimore City against the current defendants (the amended complaint was consolidated with the Belgrave and Fannell plaintiffs). Lewis alleged
                           --------     -------
     assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Lewis and his spouse also allege loss of consortium. Each claim sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

Item 1.  Legal Proceedings (continued).
------   -----------------------------

         Tyrone Belgrave, et al., v. Tele-Communications, Inc., et al.
         -------------------------------------------------------------

     On February 8, 1994, Tyrone Belgrave and 26 other current or former employees of United Cable Television of Baltimore Limited Partnership filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The action alleged, inter alia, false imprisonment, assault, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and discrimination on the basis of race. The complaint also sought divestiture of the Baltimore City cable franchise from the Company. Six counts in the complaint each sought compensatory damages of $1,000,000 per plaintiff, and punitive damages of $5,000,000 per plaintiff. Three other counts in the complaint each sought compensatory damages for $1,000,000 per plaintiff and punitive damages of $5,000,000 per plaintiff. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland. In a decision dated October 3, 1994, the Court granted defendants motion to dismiss the intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, wrongful discharge and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, 37 persons (the 27 original plaintiffs and 10 spouses of plaintiffs) filed an amended complaint in Circuit Court for Baltimore City against the current defendants. (The amended complaint was consolidated with the Lewis and Fannell plaintiffs). The 27 existing plaintiffs alleged assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, and civil conspiracy to commit invasion of privacy by false light. Ten existing plaintiffs and their spouses alleged loss on consortium. Ten existing plaintiffs also alleged wrongful discharge and civil conspiracy to wrongfully terminate. Each claim sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).
------   -----------------------------

     Euan Fannell v. Tele-Communications, Inc., et al.
     ------------------------------------------------

     On February 8, 1994, Euan Fannell, the former general manager of UCTC of Baltimore, Inc. filed suit in the Circuit Court for Baltimore City against Tele-Communications, Inc., TCI East, Inc., UCTC of Baltimore, Inc., and United Cable Television of Baltimore Limited Partnership. The suit alleged, inter alia, employment defamation, intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, breach of contract, and discrimination on the basis of race. The complaint also sought divestiture of the Baltimore City cable franchise of the Company. The plaintiff sought $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to the intentional infliction of emotional distress claim; and $10,000,000 in compensatory damages and $50,000,000 in punitive damages with respect to each of five other counts. On March 29, 1994, the defendants removed the case to the United States District Court for the District of Maryland and the case was subsequently consolidated with the Belgrave case. In a decision dated November 15, 1994, the federal court dismissed plaintiffs' intentional infliction of emotional distress, unreasonable intrusion upon seclusion, invasion of privacy by false light, and violation of cable franchise agreement claims. On February 9, 1995, the federal court dismissed the federal claims without prejudice and remanded the remaining state claims to the Circuit Court for Baltimore City. On February 14, 1995, plaintiff filed an amended complaint in Circuit Court for Baltimore City against the current defendants. The amended action alleged intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, and breach of contract. With respect to all claims other than breach of contract, plaintiff sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages. With respect to the breach of contract claim, plaintiff seeks $100,000 plus prejudgment interest. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

Item 1.  Legal Proceedings (continued).
------   -----------------------------

     Tony Jeffreys, et al v. Tele-Communications, Inc. et al.
     -------------------------------------------------------

     On February 7, 1995, Tony Jeffreys and 41 current and former employees of United Cable Television of Baltimore Limited Partnership filed a complaint in Circuit Court for Baltimore City against Tele-Communications, Inc., UCT of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. With two exceptions, these plaintiffs are also parties to identical claims asserted in the amended complaints filed on February 14, 1994 in the previously described Belgrave, Fannell and Lewis actions. The action alleged, in part,
               --------  -------     -----
     that the defendants engaged U.S. Corporate Investigations, Inc. and Blackburn Associates and conspired to illegally terminate the employment of management personnel and employees of the Baltimore system which culminated in the October 26, 1993, incident described in earlier reports. Plaintiffs sought damages in connection with their claims of assault, civil conspiracy to commit assault, battery, civil conspiracy to commit battery, false imprisonment, civil conspiracy to commit false imprisonment, intentional infliction of emotional distress, civil conspiracy to intentionally inflict emotional distress, invasion of privacy by intrusion, civil conspiracy to commit invasion of privacy by intrusion, defamation as to plaintiff Fannell, defamation as to all plaintiffs except Fannell, civil conspiracy to defame, invasion of privacy by false light, civil conspiracy to commit invasion of privacy by false light, wrongful discharge, civil conspiracy to wrongfully terminate, breach of contract as to plaintiff Fannell, and loss of consortium. Each count sought $1,000,000 in compensatory damages and $5,000,000 in punitive damages per plaintiff. The parties have agreed to a settlement in principle. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).
------   -----------------------------

     Les Dunnaville v. United Artists Cable, et al.
     ---------------------------------------------

     On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushie (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious
              ----------
     interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in the defendant's favor on March 15, 1996. The plaintiffs have appealed the Circuit Court ruling to the Maryland Court of Special Appeals and such appeal is pending. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Item 6.  Exhibit and Reports on Form 8-K.
------   -------------------------------
     (a) Exhibit -

         (27) TCI Communications, Inc. Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:


     Date of          Item
     Report         Reported        Financial Statements Filed
     -------        --------        --------------------------
 July 2, 1996         Item 5                    None.
 August 5, 1996       Item 2                    None.
 September 3, 1996    Item 5                    None.
 September 11, 1996   Item 5                    None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TCI COMMUNICATIONS, INC.



Date:     November 14, 1996           By: /s/ Brendan R. Clouston
                                          -----------------------------
                                              Brendan R. Clouston
                                               President and Chief
                                               Executive Officer


Date:     November 14, 1996           By: /s/ Bernard W. Schotters
                                          -----------------------------
                                              Bernard W. Schotters
                                               Senior VicePresident
                                               (Principal Financial Officer)

Date:     November 14, 1996           By: /s/ Gary K. Bracken
                                          -----------------------------
                                              Gary K. Bracken
                                               Senior Vice President
                                               and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


          (27) TCI Communications, Inc. Financial Data Schedule