Form 10-K
period 1996-12-31
TCI COMMUNICATIONS INC
filed 1997-03-28
CIK 96903

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____to____

Commission File Number 0-5550



                            TCI COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Delaware                                  84-0588868
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          5619 DTC Parkway
         Englewood, Colorado                                       80111
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (303) 267-5500

          Securities registered pursuant to Section 12(b) of the Act:
                  8.72% Trust Originated Preferred Securities
                         10% Trust Preferred Securities
                            9.65% Capital Securities
                        9.72% Trust Preferred Securities

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the Cumulative Exchangeable Preferred Stock, Series A held by nonaffiliates of TCI Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1997, was $188,025,000.

         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock, as of January 31, 1997, was:

                   Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                      Documents Incorporated by Reference

         Portions of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                            TCI COMMUNICATIONS, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                           Page
                                                                           ----
                                    PART I

Item 1.  Business  ......................................................   I- 1

Item 2.  Properties  ....................................................   I-14

Item 3.  Legal Proceedings  .............................................   I-14

Item 4.  Submission of Matters to a Vote of Security Holders  ...........   I-19



                                   PART II

Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters  .........................  II- 1

Item 6.  Selected Financial Data  .......................................  II- 2

Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  .................  II- 3

Item 8.  Financial Statements and Supplementary Data  ...................  II-13

Item 9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure  ..............  II-13



                                   PART III

Item 10. Directors and Executive Officers of the Registrant  ............ III- 1

Item 11. Executive Compensation  ........................................ III- 1

Item 12. Security Ownership of Certain Beneficial Owners
                   and Management  ...................................... III- 1

Item 13. Certain Relationships and Related Transactions  ................ III- 1



                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K  .................................  IV- 1

                                    PART I.


Item 1.  Business.

         (a)      General Development of Business

         TCI Communications, Inc. ("TCIC" or the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. The Company is a Delaware corporation and was incorporated on August 20, 1968. The Company and its predecessors have been engaged in the cable television business since the early 1950's. TCIC is a subsidiary of Tele-Communications, Inc. ("TCI").

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds.

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into $625,796,100 in aggregate face value of shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub.

         During 1996, TCIC issued 4.6 million shares of Series A Cumulative Exchangeable Preferred Stock in a public offering for net cash proceeds of $223 million. In addition, subsidiaries of TCIC issued $500 million in face value of 8.72% Trust Originated Preferred SecuritiesSM and $500 million in face value of 10% Trust Preferred Securities for aggregate net cash proceeds of $971 million. TCIC used the proceeds from such issuances to retire commercial paper and to repay certain other indebtedness.

         During March 1997, TCIC, through certain subsidiaries, issued $300 million in face value of 9.65% Capital Securities and $200 million in face value of 9.72% Trust Preferred Securities. TCIC used the net proceeds from such issuances to retire commercial paper and repay certain other indebtedness.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of Tele-Communications, Inc. Series A TCI Group common stock and Tele-Communications, Inc. Series B TCI Group common stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites.

         Effective December 31, 1996, TCIC transferred its investments in businesses which provide wireless communications services to residential and business customers nationwide and its investment in Teleport Communications Group Inc., which is a competitive local exchange carrier, to TCI. In addition, effective December 31, 1996, TCIC transferred certain assets related to its wireline residential telephony business to TCI.

         Effective January 2, 1997, TCIC transferred its business of providing long-distance transport of video, voice and data traffic and other telecommunications services, primarily to inter-exchange carriers on a wholesale basis using a digital broadband microwave network located throughout a 14 state region in the western United States, to TCI.

         (b)      Financial Information about Industry Segments

         At December 31, 1996, the Company operated in the cable and communications services industry.

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

         Cable operators have traditionally used coaxial cable for transmission of television signals to subscribers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. Optical fiber, when used as an alternative to coaxial cable, can improve system reliability and provide for additional capacity which should enable the provision of incremental revenue-producing services. During 1992, the Company began upgrading and installing optical fiber in its cable systems.

         At December 31, 1996, approximately 68% of the Company's cable television systems had bandwidth capacities ranging from 400 megahertz to 750 megahertz, which generally permit a cable television system to carry from 54 to 112 analog channels, respectively. Compressed digital video technology converts on average as many as fourteen analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. The Company conducted a beta test of its digital cable television service in late 1996 and began offering such service to selected paying customers in three markets during the first quarter of 1997.

         Imedia, a small high technology firm, has developed a technology which represents a significant advancement in increasing the number of digital television programs delivered over a single satellite transponder or channel on a cable system. Without requiring any change in fielded digital receiving equipment in either the cable system headend or the customer's home, the introduction of Imedia's StatMux(TM) technology significantly increases the transportation capacity of the operator's system. The Company anticipates that it will incorporate such technology with its digital service in strategic cable systems during 1997.

         Service Charges. The Company offers a limited "basic service" ("Basic TV") (primarily comprised of local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic service" generally ranges from $8.00 to $11.00, and the monthly service fee for the "expanded" tier generally ranges from $13.00 to $18.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $15.00 per service, except for certain movie or sports services (such as various regional sports networks and certain Pay-TV channels) offered at $1.00 to $5.00 per month, pay-per-view movies offered separately generally at $4.00 per movie and certain pay-per-view events offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

         As further enhancements to their cable services, customers may generally rent converters and/or a remote control device for a monthly charge ranging from $0.10 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also a nonrecurring installation charge (which is limited by the Federal Communications Commission's ("FCC's") rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

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

         Customer Data. TCIC operates its cable television systems either through its operating divisions or through certain other subsidiaries or affiliated companies. Basic and Pay-TV cable served by TCIC and its consolidated subsidiaries are summarized as follows (amounts in millions):

                                                                      Basic TV customers at December 31,
                                                            ---------------------------------------------------
                                                              1996       1995      1994        1993      1992
                                                            -------    -------    -------    -------    -------
Managed through TCIC's operating
  divisions (1)                                                13.4       11.9       10.7        9.8        9.4
Other non-managed subsidiaries                                  0.5        0.6        0.5        0.5        0.5
                                                            -------    -------    -------    -------    -------
                                                               13.9       12.5       11.2       10.3        9.9
                                                            =======    =======    =======    =======    =======

                                                                     Pay TV subscriptions at December 31,
                                                            ---------------------------------------------------
                                                              1996       1995      1994        1993      1992
                                                            -------    -------    -------    -------    -------
Managed through TCIC's operating
  divisions (1)                                                14.7       13.4       11.5        9.5        8.8
Other non-managed subsidiaries                                  0.4        0.4        0.4        0.4        0.5
                                                            -------    -------    -------    -------    -------

                                                               15.1       13.8       11.9        9.9        9.3
                                                            =======    =======    =======    =======    =======

---------------------

(1) Reflects approximately 100,000 customers in 1995 and 1994 owned by another subsidiary of TCI.

         TCIC operates cable television systems throughout the continental United States and Hawaii.

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

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

         Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,200 of the Company's franchises expire within the next five years. This represents approximately twenty-seven percent of the franchises held by the Company and involves approximately 4.5 million basic subscribers.

         The Company owns and operates the National Digital Television Center ("NDTC") in Denver. This facility provides services to the cable television and satellite entertainment industries which include production, digital video compression, satellite uplinking and transponder management as well as signal authorization and encryption. The NDTC's "Headend in the Sky" ("HITS") provides cable operators with the ability to securely encrypt and control viewer access for analog and digital subscribers from a single centralized location. In addition to HITS, the NDTC contains 20,000 square feet of video production space and operates post production facilities in New York, Hollywood and Hong Kong.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and Internet service providers. Both the 1992 Cable Act and the Telecommunications Act of 1996 ("1996 Telecom Act") are designed to increase competition in the cable television industry. See Regulation and Legislation below.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems.

         DBS. During 1996, the Company has experienced a competitive impact from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. The Primestar partners distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. Prior to the Satellite Spin-off, the Company provided this satellite delivered service. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("Echostar"), transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. On February 24, 1997, The News Corporation Limited ("News Corp.") and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television on a nationwide basis (not all of which would be available to each subscriber), Internet services and local broadcast network television signals, capable of reaching more than 50% of all television households upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Company expects that competition from DBS will continue to increase.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they wish to view DBS programming.

         Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS subscribers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS subscribers.

         Telephone Company Entry. The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation section. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The Company is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a few of the Company's franchise areas. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

         Although long distance telephone companies had no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the regional bell operating companies.

         MMDS/LMDS. Another alternative method of distribution is multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of money into the MMDS industry was expected to accelerate its growth and its competitive impact. However, in 1996 telephone company support of MMDS appeared to diminish as both Bell Atlantic Corporation and NYNEX Corporation suspended their investments in two major MMDS companies. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully operational LMDS systems.

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

         Private Cable. The Company also competes with Master Antenna Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC is now considering new rules that would restrict or eliminate the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby potentially making it less expensive for SMATV competitors to reach those customers.

         In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

         The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States but, measured by the number of basic customers, the Company is the largest provider of cable television services.

         The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

         Regulation and Legislation. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

         The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of the Company's cable systems.

         Cable Rate Regulation. The 1992 Cable Act imposed extensive rate regulation on the cable television industry. All cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate "effective competition" by showing either low penetration (less than 30% of the local population subscribes to basic service) or the presence (measured collectively as 50% availability, 15% subscriber penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of "effective competition" to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

         The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local subscribers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

         Under the FCC's rate regulations, the Company was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

         Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

         Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow local LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

         Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). LECs providing service through an OVS can proceed without a traditional cable franchise, although an OVS operator will be subject to general rights-of-way management regulations and can be required to pay franchise fees to the extent it provides cable services. To be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition. The "rural exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

         Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

         Additional Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest (attributable for these purposes is defined as a 5% or greater ownership interest or the existence of any common directors), with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire interests in additional cable systems.

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

         The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandate a modest rate reduction and could make commercial leased access a more attractive option for third party programmers.

         "Anti-Buy Through" Provisions. Federal law requires each cable system to permit subscribers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in December 2002, but the FCC may extend that period if deemed necessary.

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors (such as DBS and MMDS). This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to the Company.

         Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators in 1997. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational device or converter boxes. The former FCC proceeding is considering ownership of cable wiring located inside multiple dwelling unit ("MDU") complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the MDU complex owner, it will become easier for MDU complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter FCC proceeding is considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

         State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The 1996 Telecom Act clarified that the need for an entity providing cable services to obtain a local franchise depends solely on whether the entity crosses public rights of way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

         The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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

         At December 31, 1996, the Company had approximately 30,500 employees. Of these employees, approximately 1,200 were located in its corporate headquarters and most of the balance were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems.

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


Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

         On September 30, 1994, an action captioned The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustees v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. The suit alleges that all the defendants violated disclosure requirements under the Securities Exchange Act of 1934, and that defendants IR-Daniels Partners III (now known as IR-TCI Partners III), Daniels Ventures, Inc. (now known as TCI Ventures, Inc.) and Daniels & Associates, Inc. (now known as TCI Cablevision Associates, Inc. or "D&A") breached a fiduciary duty to plaintiff and other limited partners of American Cable TV Investors 3 (the "ACT 3 Partnership"), in connection with (i) the sale to TCI Communications, Inc. of ACT 3 Partnership's ownership interest in the Redlands System and (ii) the sale to affiliates of TCIC of ACT 3 Partnership's ownership interests in other cable television systems (the "ACT 3 Transactions").

         Plaintiff brought this action on behalf of himself and on behalf of all persons who were limited partners of the ACT 3 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 3 Transactions that allegedly "resulted in the dissolution of the ACT 3 Partnership and the loss of their limited partnership interests."

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

         Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. Defendants have filed a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. The case is set for trial on September 29, 1997. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Plaintiff brought this action on behalf of himself and on behalf of all persons who were limited partners of the ACT 2 Partnership as of the close of business on October 1, 1993 and who had their proxies solicited by the defendants in connection with the ACT 2 Transaction that allegedly "resulted in the dissolution of the ACT 2 Partnership and the loss of their limited partnership interests."

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

         Plaintiffs moved for class certification which was granted by the Court on November 3, 1995. Factual discovery in this case is complete. Defendants have filed a Motion for Summary Judgment within the scheduling deadlines ordered by the Court. The case is set for trial on September 29, 1997. Management of the Company believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

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

         Interactive Network, Inc. Shareholder Litigation. In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The Actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which again sought damages against the Interactive Defendants for violations of the disclosure requirements of the federal securities laws, which violations allegedly occurred during the period May 2, 1994 through March 31, 1995. On June 17, 1996, a Third Amended Consolidated Class Action Complaint was filed in the Consolidated Case against the Interactive Defendants and also added Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation and Gary Howard as defendant parties (collectively, the "TCI Defendants"). The Third Amended Consolidated Class Action Complaint which was served upon the TCI Defendants (except Gary Howard) on June 28, 1996, continues to seek damages against the Interactive Defendants for violation of disclosure requirements of the federal securities laws and also seeks similar unspecified damages against the TCI Defendants predicated upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. During a mandatory settlement conference on November 19, 1996, plaintiffs estimated their alleged damages at $25 million. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in Defendants' favor on March 18, 1996. The plaintiffs have appealed the Circuit Court ruling to the Maryland Court of Special Appeals and such appeal is pending. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Donald E. Watson v. Tele-Communications, Inc., et al. On March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. The action alleges breach of settlement agreement, intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, tortious interference with economic relations, and discrimination on the basis of race. Three counts in the Complaint seek compensatory damages of $2,500,000 and punitive damages of $25,000,000; one count seeks compensatory damages of $2,500,000 and punitive damages of $40,000,000; and two counts each seek compensatory damages of $20,000,000 and punitive damages of $40,000,000. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Louis Beverly v. Tele-Communications, Inc., et al. On July 27, 1995, Louis Beverly, a former employee of United Cable Television of Baltimore Limited Partnership filed a complaint in United States District Court for the District of Maryland against Tele-Communications, Inc., United Artists Cable of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc., and TCI East, Inc. The plaintiff alleges, in part, that his termination on September 11, 1987, was the result of racial discrimination. Plaintiff filed five counts, including race discrimination (Title VII), violation of 42 USC 1981, defamation, invasion of privacy (false light), and assault and battery. Each count seeks $3,000,000 in compensatory and $6,000,000 in punitive damages, an award of all bonuses and other compensation lost due to defendants' actions as well as attorneys' fees, costs, and pre-judgment interest. On February 14, 1996, the Court granted defendants' Motion dismissing Tele-Communications, Inc., and TCI East, Inc. as parties, along with various counts asserted by the plaintiffs including 42 USC 1981, defamation, invasion of privacy, and assault and battery. United Artists Cable of Baltimore was also dismissed from the Title VII claim for race discrimination. Currently, the only damages available to plaintiff are those which existed prior to the amendment to the Civil Rights Act of 1991. As the case currently stands, the remaining defendants are faced with one count without exposure to punitive damages. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Clarence L. Elder, both individually and as the group Representative vs. Tele-Communications, Inc. et al. On December 11, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. Plaintiff claims he was wrongfully denied certain preference distributions, rights to purchase stock, rights to escrow funds, and tax distributions. Plaintiff claims entitlement to compensatory damages in excess of $70,000,000 plus punitive damages in excess of $450,000,000. Plaintiff asserts claims for: breach of contract; negligent misrepresentation; negligence; unjust enrichment; conversion; fraud; and breach of fiduciary duty. The Court granted defendants Motion for Summary Judgment and plaintiff has filed an appeal. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. On December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. Plaintiffs assert, in part, that the defendants misappropriated plaintiffs' concept for the development of a 24 hours a day, seven days a week, cable or satellite premium channel which would broadcast movies made by or featuring African Americans, as well as educational programming and community oriented programming of interest to both the Hispanic and Black communities. Plaintiffs claim anticipated annual net profits from such a network would exceed $600 million. Plaintiffs also assert that the franchise agreement with the City and County of Denver has been breached for alleged implied covenants of good faith and fair dealing under the Denver franchise; promissory estoppel and breach of implied contract; misappropriation of confidential information and trade secrets; breach of confidence; breach of fiduciary duty; as well as unjust enrichment; fraud; negligent misrepresentation; non-disclosure and concealment; civil conspiracy; and violation of the Colorado Antitrust Act of 1992. Plaintiffs seek an award of consequential, special and restitutionary damages in an unspecified amount as well as exemplary damages, prejudgment interest, expert witness fees, attorneys fees and costs. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

         All of TCI Communications, Inc.'s (the "Company") common stock is owned by Tele-Communications, Inc. The Company has not paid cash dividends on its common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the board of directors in light of the Company's earnings, financial condition and other relevant considerations. The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on any classes of its stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses and repayment of loans and advances from the Company. Certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets.

Item 6.  Selected Financial Data.

         The following tables present selected information relating to the financial condition and results of operations of TCI Communications, Inc. (the "Company") for the past five years. The following data should be read in conjunction with TCI Communications, Inc.'s consolidated financial statements.

                                                                          December 31,
                                             ------------------------------------------------------------------
                                                  1996           1995         1994         1993         1992
                                             ------------    ----------   ----------   ----------     ---------
                                                                      amounts in millions
Summary Balance Sheet Data:

Property and equipment, net                  $      7,192         6,988        5,579        4,935         4,562

Franchise costs, net                         $     14,794        11,563        9,297        9,197         9,300

Total assets                                 $     23,136        20,364       15,880       16,527        16,315

Debt                                         $     14,318        12,635       10,712        9,900        10,285

Minority interests in equity of
    consolidated subsidiaries                $        802           206          271          285           280

Redeemable preferred stock                   $        232            --           --           18           110

Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trusts holding
  solely subordinated debt securities
  of the Company                             $      1,000            --           --           --            --

Stockholder's(s') equity                     $         14         1,729          683        2,116         1,728

Common shares outstanding (net of
  shares held by subsidiaries in 1993
  and 1992):
      Class A common stock                              1             1            1          403           382
      Class B common stock                             --            --           --           47            48


                                                                   Years ended December 31,
                                             -----------------------------------------------------------------
                                                 1996           1995          1994          1993          1992
                                             -----------    -----------   ----------    ----------    --------
                                                                     amounts in millions
Summary Statement of
 Operations Data:

Revenue                                         $ 5,954           4,878        4,116         3,977       3,463

Operating income                                $   753             803          818           916         864

Interest expense                                $(1,041)           (962)        (777)         (731)       (718)

Earnings (loss) from
   continuing operations                        $  (452)           (120)          94            (5)          8

Net earnings (loss) attributable
   to common stockholder(s)                     $  (461)           (120)          94            (7)        (22)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Summary of Operations

     As of January 27, 1994, TCI Communications, Inc. (formerly Tele-Communications, Inc. or "Old TCI") and Liberty Media Corporation ("Liberty") entered into a definitive merger agreement to combine the two companies (the "TCI/Liberty Combination"). The transaction was consummated on August 4, 1994 and was structured as a tax free exchange of Class A and Class B shares of both companies and preferred stock of Liberty for like shares of a newly formed holding company, TCI/Liberty Holding Company. Due to the significant economic interest held through its ownership of Liberty preferred stock and Liberty common stock and other related party considerations, Old TCI accounted for its investment in Liberty under the equity method prior to the TCI/Liberty Combination. In connection with the TCI/Liberty Combination, Old TCI changed its name to TCI Communications, Inc. ("TCIC" or the "Company") and TCI/Liberty Holding Company changed its name to Tele-Communications, Inc. ("TCI"). TCIC is a subsidiary of TCI.

     During the fourth quarter of 1994, TCI reorganized (the "Reorganization") it's operating structure. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) Turner Broadcasting System, Inc. and Discovery Communications, Inc. were transferred to the Programming unit and (ii) Telewest Communications, plc ("Telewest UK") was transferred to the International Cable Programming unit ("TINTA"). In the first quarter of 1995, TCIC transferred certain additional assets to TINTA.

     The table below sets forth, for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of the Company. Other items of significance are discussed under separate captions below.

                                                                 Years ended December 31,
                                              -------------------------------------------------------------------
                                                     1996                    1995                    1994
                                              --------------------   --------------------     -------------------
                                                                  dollar amounts in millions

   Revenue                                     100%     $   5,954       100%    $   4,878      100%    $    4,116

   Operating                                    36          2,117        33         1,611       33          1,369
   Selling, general and administrative          27          1,607        25         1,224       23            946
   Compensation (adjustment to
     compensation) relating to options
     and stock appreciation rights              --            (12)       --            17       --             (5)
   Restructuring charges                        --             36        --            --       --             --
   Depreciation and amortization                24          1,453        25         1,223       24            988
                                               ---      ---------       ---     ---------      ---     ----------

       Operating income                         13%     $     753        17%    $     803       20%    $      818
                                               ===      =========       ===     =========      ===     ==========

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (together with the 1992 Cable Act, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At December 31, 1996, 78% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

         During the year ended December 31, 1996, 66% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of Tele-Communications, Inc. Series A TCI Group common stock and Tele-Communications, Inc. Series B TCI Group common stock ("TCI Group Stock") all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with the Company's. See note 6 to the accompanying consolidated financial statements for the effect of the Satellite Spin-Off on the Company's results of operations and financial position.

         Revenue increased 22% and 19% for the years ended December 31, 1996 and 1995, respectively, as compared to the prior years. In the Company's regulated cable systems, the Company implemented rate increases for its Regulated Services in June 1996. As allowed by Federal Communications Commission regulations, such rate increases included amounts intended to recover increased programming costs incurred during the first five months of 1996 and not previously recovered, as well as interest on said amounts.

         The 1996 increase in revenue is due to the effect of certain acquisitions (9%), increases in the rates charged to the Company's customers due to inflation, programming cost increases as previously discussed and channel additions (7%), growth in the Company's satellite customers through the date of the Satellite Spin-off (3%), net growth in basic customer levels within the Company's cable television systems (1%) and an increase in the Company's advertising sales and other revenue (2%).

         The 1995 increase in revenue is due to the effect of certain acquisitions (8%), growth in the Company's satellite customers (4%), increases in the rates charged to the Company's customers from inflation, programming cost increases and channel additions (4%), net growth in basic customer levels within the Company's cable television systems (3%) and an increase in the Company's advertising sales and other revenue (2%), net of a decrease in revenue due to the transfer of Netlink USA to the Programming unit in the Reorganization (2%).

         Operating expenses increased 31% and 18% for the years ended December 31, 1996 and 1995, respectively, as compared to the prior year. Exclusive of the effects of acquisitions (9% and 8%, respectively) and Primestar (3% and 4%, respectively), such expenses increased 19% and 6%, respectively. Programming expenses accounted for the majority of such increase. In this regard, programming expenses represented $1,250 million (59%), $979 million (61%) and $845 million (62%) of operating expenses during 1996, 1995 and 1994, respectively. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue of Regulated Services.

         Selling, general and administrative expenses ("SG&A") increased 31% and 29% for the years ended December 31, 1996 and 1995, respectively, as compared to the prior year. Exclusive of the effects of acquisitions (9% and 9%, respectively) and Primestar (9% and 13%, respectively), SG&A increased 13% and 7%, respectively. Such increases are due primarily to salaries and related payroll expenses and those expenses that vary with revenue and/or subscribers. During the fourth quarter of 1995, the Company incurred $25 million in expenses related to payment of bonuses to the majority of its employees.

         During the fourth quarter of 1996, the Company restructured certain of its operating and accounting functions (the "Restructuring"). In connection with the Restructuring, the Company recognized a charge of $36 million, of which $27 million related to work force reductions and $9 million related to the consolidation of the Company's accounting activities. As of December 31, 1996, $8 million of such restructuring charges had been paid. The Company anticipates that the majority of the remaining charges will be paid during the six months ended June 30, 1997.

         The increase in the Company's depreciation expense in 1996 and 1995 is due to acquisitions, as well as increased capital expenditures due to a program to upgrade and install optical fiber technology in the Company's cable systems. The increase in amortization expense in 1996 and 1995 is due to acquisitions.

         The Company records compensation relating to variable plan options, stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other Income and Expense

         TCIC's interest expense increased $79 million or 8% during 1996 as compared to 1995 and $185 million or 24% during 1995 as compared to 1994. The increase in 1996 is the net result of increased debt balances partially offset by lower weighted average interest rates. The 1995 increase is the result of higher interest rates and debt balances. TCIC's weighted average interest rate on borrowings was 7.8%, 8.1% and 7.5% during 1996, 1995 and 1994, respectively.

         Included in share of losses of affiliates for the year ended December 31, 1996 is $168 million and $47 million attributable to Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum") and Teleport Communications Group Inc. ("TCG"), respectively. Such amount for Sprint Spectrum includes $34 million associated with prior periods. Effective December 31, 1996, TCIC transferred its 30% ownership interest in Sprint Spectrum and 31.1% ownership in TCG to TCI. As such, TCIC will no longer reflect share of losses from such investments.

         TCIC had an investment in Telewest UK in 1994, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest UK, which was accounted for under the equity method, comprised $40 million of TCIC's share of its affiliates' losses in 1994. In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to TINTA effective December 1, 1994, and accordingly, TCIC will no longer incur the aforementioned losses associated with such investments.

         Prior to the Reorganization, TCI and US WEST, Inc. each exchanged their respective 50% ownership interest in Telewest UK for 302,250,000 ordinary shares and 76,500,000 convertible preference shares of Telewest Communications plc ("Telewest Communications") (the "Telewest Exchange"). Following the completion of the Telewest Exchange, Telewest Communications conducted an initial public offering in November of 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of (pound)401 million (the "Telewest IPO"). Upon completion of the Telewest Exchange and the Telewest IPO, TCI and US WEST, Inc. each became the owners of 36% of the ordinary shares and 38% of the total outstanding ordinary and convertible preference shares of Telewest Communications. As a result of the Telewest IPO and the associated dilution of TCI's ownership interest of Telewest Communications, TCIC recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million) in 1994.

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

         During the year ended December 31, 1996, TCIC redeemed certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "Redemption"). In connection with the Redemption, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         Also, during the year ended December 31, 1996, TCIC terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCIC recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs.

         During 1996, 1995 and 1994, TCIC recorded losses of $71 million, $6 million and $9 million, respectively, from early extinguishments of debt. There may be additional losses associated with early extinguishments of debt in the future.

         Minority interests in earnings of consolidated subsidiaries aggregated $72 million for the year ended December 31, 1996, as compared to minority interests in losses of consolidated subsidiaries of $11 million and $6 million in 1995 and 1994, respectively. Such change in 1996 is due primarily to the accrual of dividends on preferred securities issued by certain subsidiaries of TCIC.

         Net Earnings (Loss)

         TCIC's net loss (before preferred stock dividend requirements) of $452 million for the year ended December 31, 1996 represents an increase of $332 million as compared to TCIC's net loss of $120 million for 1995. Such increase is due primarily to the aforementioned share of losses from Sprint Spectrum and an increase in share of losses from TCG, the accrual of dividends on preferred securities discussed above, an increase in interest expense due to increased debt balances partially offset by lower weighted average interest rates and the loss on early extinguishment of debt resulting primarily from the prepayment of certain fixed-rate indebtedness.

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

         Inflation has not had a significant impact on TCIC's results of operations during the three-year period ended December 31, 1996.

         Liquidity and Capital Resources

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets (the "Viacom Acquisition").

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds. The Viacom Acquisition has been accounted for by the purchase method and accordingly, TCIC recorded Cable Sub's assets and liabilities at fair value.

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into $625,796,100 in aggregate face value of shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

         In addition to the Viacom Acquisition, TCIC consummated certain other acquisitions during 1996. See note 2 to the accompanying consolidated financial statements for additional information regarding assets acquired and liabilities assumed in connection with all acquisitions.

         During the year ended December 31, 1996, the Company, through certain subsidiaries, issued (i) 4.6 million shares of Series A Cumulative Exchangeable Preferred Stock in a public offering for net cash proceeds of $223 million,
(ii) $500 million in face value of 8.72% Trust Originated Preferred SecuritiesSM for net cash proceeds of $486 million (through a special purpose entity formed as a Delaware business trust) (iii) $500 million in face value of 10% Trust Preferred Securities for net cash proceeds of $485 million (through a special purpose entity formed as a Delaware business trust) and (iv) $2.06 billion of publicly-placed senior and medium term notes with interest rates ranging from 6.1% to 7.9% and maturity dates ranging through 2026. The Company used the proceeds from the aforementioned debt and equity issuances to retire commercial paper and to repay certain other indebtedness.

         During March 1997, the Company, through special purpose entities formed as Delaware business trusts, issued $300 million in face value of 9.65% Capital Securities and $200 million in face value of 9.72% Trust Preferred Securities. The Company used the net proceeds from such issuances to retire commercial paper and repay certain other indebtedness.

         The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on the preferred stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses. The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on the preferred stock of TCIC or to make any funds available therefor, whether by dividends, loans or other payments. The payment of dividends or the making of loans and advances to the Company by its subsidiaries may be subject to statutory or regulatory restrictions, are contingent upon the earnings of those subsidiaries and are subject to various business considerations. Further, certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets. The Company's subsidiaries currently have the ability to transfer funds to the Company in amounts exceeding the Company's dividend requirement on the preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

         Moreover, almost all of the consolidated liabilities of the Company have been incurred by its subsidiaries. Therefore, the Company's rights, and the extent to which the holders of the Company's preferred stock will be able to participate in the distribution of assets of any subsidiary upon the latter's liquidation or reorganization, will be subject to prior claims of the subsidiary's creditors, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary (in which case the claims of the Company would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by the Company).

         During the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. The Company does not believe that such terminations will adversely affect its future liquidity. At December 31, 1996, subsidiaries of the Company had approximately $1.4 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights, adjustment to compensation relating to stock appreciation rights and restructuring charges) ($2,230 million, $2,043 million and $1,801 million in 1996, 1995 and 1994, respectively) to interest expense ($1,041 million, $962 million and $777 million in 1996, 1995 and 1994, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 214%, 212% and 232% for 1996, 1995 and 1994, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations and the relative predictability of the Company's interest expense, almost half of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There can be no assurance that the Company will achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,247 million, $1,263 million and $1,142 million in 1996, 1995 and 1994, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Amounts expended by the Company for its investing activities exceed net cash provided by operating activities. However, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         The Company's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Historically, amounts expended for acquisitions and capital expenditures have exceeded net cash provided by operating activities. In this regard, the amount of capital expended by the Company for property and equipment was $1,930 million, $1,665 million and $1,235 million in 1996, 1995 and 1994, respectively. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.

         In late April 1996, TCIC was notified by Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Co. that those rating agencies had downgraded by one level their respective ratings of TCIC's senior debt to the first level below investment grade. Fitch Investors Service, L.P. reaffirmed its rating for TCIC's senior debt at the last level of investment grade. On October 18, 1996, Standard and Poor's Securities, Inc. ("Standard & Poor's") issued a press release stating that TCIC's senior debt would be placed on CreditWatch with negative implications. On January 24, 1997, Standard & Poor's removed TCIC's senior debt from CreditWatch. TCIC's senior debt is currently rated BBB- by Standard & Poor's (the last level of investment grade) with a negative outlook. These actions are expected to marginally increase TCIC's cost of borrowings under certain bank credit facilities, and may adversely affect TCIC's access to the public debt market and its overall cost of future borrowings.

         As security for borrowings under one of TCIC's bank credit facilities, TCIC has pledged 116,853,195 shares of Series A TCI Group Stock held by a subsidiary of TCIC.

         TCIC has guaranteed notes payable and other obligations of Satellite and affiliated companies with outstanding balances of approximately $175 million at December 31, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC. Satellite has indemnified TCIC for any loss, claim or liability that TCIC may incur by reason of certain guarantees and credit enhancements made by TCIC on Satellite's behalf.

         The Company is obligated to pay fees for the rights to exhibit certain films that are released by various producers through 2009 (the "Film License Obligations"). Based on customer levels at December 31, 1996, these agreements require minimum payments aggregating approximately $120 million. The aggregate amount of the Film License Obligations under other license agreements is not currently estimable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company (i) pays fixed interest rates ranging from 7.2% to 9.3% and receives variable interest rates on notional amounts of $310 million at December 31, 1996 (the "Fixed Rate Agreements") and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 7.4% on notional amounts of $1,750 million at December 31, 1996 (the "Variable Rate Agreements"). During the year ended December 31, 1996, 1995 and 1994, the Company's net payments pursuant to the Fixed Rate Agreements were $14 million, $13 million and $26 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were $15 million, (less than $1 million) and $36 million, respectively. During the year ended December 31, 1996, the Company terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. The Company will amortize the termination settlement over the remainder of the original terms of the terminated Variable Rate Agreements. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         At December 31, 1996, after considering the net effect of the aforementioned interest rate exchange agreements, the Company had $6,741 million (or 47%) of fixed-rate debt with a weighted average interest rate of 8.4% and $7,577 million (or 53%) of variable-rate debt with a weighted average interest rate of 6.3%.

         Approximately twenty-seven percent of the franchises held by the Company, involving approximately 4.5 million basic customers, expire within five years. There can be no assurance that the franchises for the Company's systems will be renewed as they expire, although the Company believes that its cable television systems generally have been operated in a manner which satisfies the standards established by the Cable Communications Policy Act of 1984, as supplemented by the renewal provisions of the 1992 Cable Act, for franchise renewal. However, in the event they are renewed, the Company cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with the renewals. To date they have not varied significantly from the original terms.

         During 1996, the Company has experienced a competitive impact from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. The Primestar partners distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. Prior to the Satellite Spin-off, the Company provided this satellite service. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("EchoStar"), transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corp. and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television on a nationwide basis (not all of which would be available to each subscriber), Internet services and local broadcast network television signals, capable of reaching more than 50% of all television households upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Company expects that competition from DBS will continue to increase. However, the Company is unable to predict what effect such competition will have on the Company's financial position.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of TCI Communications, Inc. are filed under this Item, beginning on Page II-14. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
TCI Communications, Inc.:


We have audited the accompanying consolidated balance sheets of TCI Communications, Inc. and subsidiaries (a subsidiary of Tele-Communications, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                          KPMG Peat Marwick LLP





Denver, Colorado
March 24, 1997

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                                             1996         1995
                                                            -------      ------
Assets                                                      amounts in millions

Trade and other receivables, net                            $   308         262

Investments in affiliates, accounted for under the
    equity method, and related receivables
    (notes 4 and 6)                                             317       1,062
Property and equipment, at cost:
    Land                                                         74          63
    Distribution systems                                      9,726       9,325
    Support equipment and buildings                           1,423       1,147
                                                            -------      ------
                                                             11,223      10,535
    Less accumulated depreciation                             4,031       3,547
                                                            -------      ------
                                                              7,192       6,988
                                                            -------      ------

Franchise costs                                              17,174      13,618
    Less accumulated amortization                             2,380       2,055
                                                            -------      ------
                                                             14,794      11,563
                                                            -------      ------

Other assets, at cost, net of amortization                      525         489
                                                            -------      ------
                                                            $23,136      20,364
                                                            =======      ======




                                                                   (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued


                                                                    1996          1995
                                                                  --------      --------
Liabilities and Common Stockholder's Equity                       amounts in millions
Accounts payable                                                 $    191           176

Accrued interest                                                      268           226

Accrued programming expense                                           232           209

Other accrued expenses                                                536           856

Debt (note 7)                                                      14,318        12,635

Deferred income taxes (note 11)                                     5,459         4,261

Other liabilities                                                      84            66
                                                                 --------      --------

      Total liabilities                                            21,088        18,429
                                                                 --------      --------

Minority interests in equity of consolidated subsidiaries             802           206

Redeemable preferred stock (note 8)                                   232          --

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts ("Trust
   Securities") holding solely subordinated debt
   securities of the Company (note 9)                               1,000          --

Common stockholder's equity (notes 6 and 10):
   Class A common stock, $1 par value
     Authorized 910,553 shares; issued and
     outstanding 811,655 shares                                         1             1
   Class B common stock, $1 par value
     Authorized, issued and outstanding
     94,447 shares                                                     --            --
   Additional paid-in capital                                       2,234         3,122
   Unrealized holding gains for available-
      for-sale securities, net of taxes                                --             7
    Accumulated deficit                                              (822)         (370)
                                                                 --------      --------
                                                                    1,413         2,760
   Investment in Tele-Communications, Inc.
     ("TCI"), at cost (notes 1 and 3)                              (1,143)       (1,143)
   Intercompany payable (receivable) (note 12)                       (256)          112
                                                                 --------      --------
         Total common stockholder's equity                             14         1,729
                                                                 --------      --------
Commitments and contingencies (note 14)
                                                                 $ 23,136        20,364
                                                                 ========      ========



See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994


                                                                 1996           1995         1994
                                                                 -------      -------      -------
                                                                    amounts in millions
Revenue (notes 5 and 12)                                         $ 5,954        4,878        4,116

Operating costs and expenses:
    Operating                                                      2,117        1,611        1,369
    Selling, general and administrative                            1,607        1,224          946
    Compensation (adjustment to compensation)
       relating to options and stock
       appreciation rights                                           (12)          17           (5)
    Restructuring charges                                             36         --           --
    Depreciation                                                   1,029          848          685
    Amortization                                                     424          375          303
                                                                 -------      -------      -------
                                                                   5,201        4,075        3,298
                                                                 -------      -------      -------

        Operating income                                             753          803          818

Other income (expense):
    Interest expense                                              (1,041)        (962)        (777)
    Interest income (note 12)                                         40           34           35
    Share of earnings of Liberty Media Corporation ("Old
      Liberty") (note 3)                                            --           --            128
    Share of losses of other affiliates, net (note 4)               (241)         (43)        (114)
    Loss on early extinguishment of debt (note 7)                    (71)          (6)          (9)
    Minority interests in losses (earnings) of
      consolidated  subsidiaries, net                                (72)          11            6
    Gain (loss) on disposition of assets                              47            9           (5)
    Gain on sale of stock by equity investee (note 4)                 12         --            161
    Other, net                                                       (18)         (15)         (17)
                                                                 -------      -------      -------
                                                                  (1,344)        (972)        (592)
                                                                 -------      -------      -------

        Earnings (loss) before income taxes                         (591)        (169)         226

Income tax benefit (expense)(note 11)                                139           49         (132)
                                                                 -------      -------      -------

        Net earnings (loss) (note 5)                                (452)        (120)          94

Preferred stock dividend requirements                                 (9)        --           --
                                                                 -------      -------      -------

        Net earnings (loss) attributable to common
           stockholder                                           $  (461)        (120)          94
                                                                 =======      =======      =======



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

             Consolidated Statements of Common Stockholder's Equity


                  Years ended December 31, 1996, 1995 and 1994



                                                                                                         Unrealized
                                                                                                           holding
                                                                                           Cumulative     gains for
                                                                                            foreign       available-
                                                                              Additional    currency       for-sale
                                                         Common stock           paid-in    translation    securities,
                                                     Class A      Class B       capital     adjustment   net of taxes
                                                     -------      -------       -------     ----------   ------------
                                                                               amounts in millions

Balance at December 31, 1993                         $ 482           47          2,293         (29)           --

   Unrealized holding gains for
     available-for-sale securities as
     of January 1, 1994, net of taxes                   --           --             --          --           297
   Net earnings                                         --           --             --          --            --
   Conversion of redeemable preferred
     stock                                               1           --             17          --            --
   Issuance of common stock upon
     conversion of notes                                 3           --             --          --            --
   Exchange of TCI
     Communications, Inc.
     ("TCIC") common stock and Old
     Liberty common stock and
     preferred stock owned by
     subsidiaries of TCIC for TCI
     common stock and preferred stock
     in the TCI/Liberty Combination (note 3)            --           --             --          --            --
   Reclassification and change of
     common stock (note 3)                            (485)         (47)           532          --            --
   Foreign currency translation
     adjustment                                         --           --             --          24            --
   Reduction in unrealized holding
     gains for available-for-sale
     securities, net of taxes (note 1)                  --           --             --          --          (141)
   Change in intercompany
     payable/receivable                                 --           --             --          --            --
   Effect of Reorganization (note 1)                    --           --             --           5          (154)
                                                     -----          ---          -----         ---          ----

Balance at December 31, 1994                         $   1           --          2,842          --             2
                                                     -----          ---          -----         ---          ----



                                                                                                                     Total
                                                                                      Investment   Intercompany      common
                                                        Accumulated    Treasury           in         payable      stockholder's
                                                         deficit        stock             TCI      (receivable)      equity
                                                         -------        -----             ---      ------------      ------
                                                                                amounts in millions
Balance at December 31, 1993                              (344)         (333)             --            --           2,116

   Unrealized holding gains for
     available-for-sale securities as
     of January 1, 1994, net of taxes                       --            --              --            --             297
   Net earnings                                             94            --              --            --              94
   Conversion of redeemable preferred
     stock                                                  --            --              --            --              18
   Issuance of common stock upon
     conversion of notes                                    --            --              --            --               3
   Exchange of TCI
     Communications, Inc.
     ("TCIC") common stock and Old
     Liberty common stock and
     preferred stock owned by
     subsidiaries of TCIC for TCI
     common stock and preferred stock
     in the TCI/Liberty Combination (note 3)                --           333            (651)           --            (318)
   Reclassification and change of
     common stock (note 3)                                  --            --              --            --              --
   Foreign currency translation
     adjustment                                             --            --              --            --              24
   Reduction in unrealized holding
     gains for available-for-sale
     securities, net of taxes (note 1)                      --            --              --            --            (141)
   Change in intercompany
     payable/receivable                                     --            --              --          (265)           (265)
   Effect of Reorganization (note 1)                        --            --            (451)         (545)         (1,145)
                                                         -----           ---         -------         -----          ------
Balance at December 31, 1994                              (250)           --          (1,102)         (810)            683
                                                         -----           ---         -------         -----          ------

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

       Consolidated Statements of Common Stockholder's Equity, continued

                  Years ended December 31, 1996, 1995 and 1994


                                                                                           Unrealized
                                                                                             holding
                                                                            Cumulative      gains for
                                                                             foreign       available-
                                          Common stock       Additional      currency       for-sale
                                          ------------         paid-in     transaction     securities,
                                       Class A    Class B      capital      adjustment    net of taxes
                                       -------    -------      -------      ----------    ------------
                                                                  amounts in millions
Balance at December 31, 1994           $    1         --         2,842            --              2
   Net loss                                --         --            --            --             --
   Effect of Reorganization (note 1)       --         --            --            --             --
   Effect of implementation of Tax
     Sharing Agreement (note 11)           --         --            --            --             --
   Retirement of TCI Class A common
     stock received in
     Reorganization                        --         --            37            --             --
   TCI Class A common stock issued
     in acquisition of remaining
     minority interest of Heritage
     Communications, Inc.
     contributed to TCIC                   --         --           234            --             --
   Contribution of investments from
     subsidiaries of TCI to TCIC           --         --             9            --             --
   Issuance of TCI Class A common
     stock and TCI preferred stock
     in acquisition (note 5)               --         --            --            --             --
   Turner Broadcasting System, Inc.
     stock received in acquisition
     transferred to a subsidiary of
     TCI                                   --         --            --            --             --
   Proceeds from issuance of TCI
     Class A common stock to public        --         --            --            --             --
   Proceeds from issuance of TCI
     Class A common stock in
     private offering                      --         --            --            --             --
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes              --         --            --            --              5
   Change in intercompany
     payable/receivable                    --         --            --            --             --
                                      -------    -------     ---------    ----------      ---------

Balance at December 31, 1995           $    1         --         3,122            --              7
                                       ------    -------     ---------    ----------      ---------

                                                                                                          Total
                                                                       Investment     Intercompany        common
                                           Accumulated   Treasury         in           payable       stockholder's
                                             deficit       stock         TCI         (receivable)        equity
                                             -------       -----         ---         ------------        ------
                                                                     amounts in millions
Balance at December 31, 1994                    (250)          --       (1,102)            (810)             683
   Net loss                                     (120)          --           --               --             (120)
   Effect of Reorganization (note 1)              --           --           (4)             (77)             (81)
   Effect of implementation of Tax
     Sharing Agreement (note 11)                  --           --           --              (76)             (76)
   Retirement of TCI Class A common
     stock received in
     Reorganization                               --           --          (37)              --               --
   TCI Class A common stock issued
     in acquisition of remaining
     minority interest of Heritage
     Communications, Inc.
     contributed to TCIC                          --           --           --               58              292
   Contribution of investments from
     subsidiaries of TCI to TCIC                  --           --           --               --                9
   Issuance of TCI Class A common
     stock and TCI preferred stock
     in acquisition (note 5)                      --           --           --            1,313            1,313
   Turner Broadcasting System, Inc.
     stock received in acquisition
     transferred to a subsidiary of
     TCI                                          --           --           --               (7)              (7)
   Proceeds from issuance of TCI
     Class A common stock to public               --           --           --              401              401
   Proceeds from issuance of TCI
     Class A common stock in
     private offering                             --           --           --               30               30
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes                     --           --           --               --                5
   Change in intercompany
     payable/receivable                           --           --           --             (720)            (720)
                                           ---------      -------    ---------       -----------     -----------

Balance at December 31, 1995                    (370)          --       (1,143)             112            1,729
                                           ----------     -------    ----------      ----------      -----------


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

       Consolidated Statements of Common Stockholder's Equity, continued

                  Years ended December 31, 1996, 1995 and 1994


                                                                                           Unrealized
                                                                                             holding
                                                                            Cumulative      gains for
                                                                             foreign       available-
                                          Common stock       Additional      currency       for-sale
                                          ------------         paid-in     transaction     securities,
                                       Class A    Class B      capital      adjustment    net of taxes
                                       -------    -------      -------      ----------    ------------
                                                                  amounts in millions
Balance at December 31, 1995           $    1         --         3,122            --              7

   Net loss                                --         --            --            --             --
   TCI Group common stock issued
     and debt assumed by TCI on
     behalf of TCIC for acquisition
     reflected as contribution             --         --           564            --             --
   Accreted dividends on redeemable
     preferred stock                       --         --            (9)           --             --
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes              --         --            --            --             (3)
   Intercompany liability assumed
     by TCIC upon contribution of
     subsidiaries from TCI                 --         --            --            --             --
   Spin-off of TCI Satellite
     Entertainment, Inc. (note 6)          --         --          (305)           --             --
   Recognition of unrecognized
     holding gain on
     available-for-sale securities         --         --            --            --             (4)
   Transfer of investments from
     TCIC to TCI (note 4)                  --         --        (1,138)           --             --
   Change in intercompany
     payable/receivable                    --         --            --            --             --
                                      -------    -------     ---------    ----------      ---------

Balance at December 31, 1996           $    1         --         2,234            --             --
                                       ======    =======     =========    ==========      =========
                                                                                                          Total
                                                                       Investment     Intercompany        common
                                           Accumulated   Treasury         in           payable       stockholder's
                                             deficit       stock         TCI         (receivable)        equity
                                             -------       -----         ---         ------------        ------
                                                                     amounts in millions
Balance at December 31, 1995                    (370)          --       (1,143)             112            1,729

   Net loss                                     (452)          --           --               --             (452)
   TCI Group common stock issued
     and debt assumed by TCI on
     behalf of TCIC for acquisition
     reflected as contribution                    --           --           --               --              564
   Accreted dividends on redeemable
     preferred stock                              --           --           --               --               (9)
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes                     --           --           --               --               (3)
   Intercompany liability assumed
     by TCIC upon contribution of
     subsidiaries from TCI                        --           --           --              140              140
   Spin-off of TCI Satellite
     Entertainment, Inc. (note 6)                 --           --           --             (100)            (405)
   Recognition of unrecognized
     holding gain on
     available-for-sale securities                --           --           --               --               (4)
   Transfer of investments from
     TCIC to TCI (note 4)                         --           --           --               --           (1,138)
   Change in intercompany
     payable/receivable                           --           --           --             (408)            (408)
                                           ---------      -------    ---------       ----------      -----------

Balance at December 31, 1996                    (822)          --       (1,143)            (256)              14
                                           =========      =======    =========       ==========      ===========


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                                                   1996         1995         1994
                                                                                 -------       ------       ------
                                                                                         amounts in millions
                                                                                             (see note 2)
Cash flows from operating activities:
    Net earnings (loss)                                                          $  (452)        (120)          94
    Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                              1,453        1,223          988
        Compensation (adjustment to compensation) relating to options
           and stock appreciation rights                                             (12)          17           (5)
        Payments of stock appreciation rights                                         (2)          (4)          --
        Restructuring charges                                                         36           --           --
        Payments of restructuring charges                                             (8)          --           --
        Share of earnings of Old Liberty                                              --           --         (128)
        Share of losses of affiliates                                                241           43          114
        Loss on early extinguishment of debt                                          71            6            9
        Minority interests in earnings (losses) of consolidated
           subsidiaries, net                                                          72          (11)          (6)
        Loss (gain) on disposition of assets                                         (47)          (9)           5
        Gain on sale of stock by equity investee                                     (12)          --         (161)
        Deferred income tax expense (benefit)                                       (159)         (56)          45
        Other noncash credits                                                         (7)         (15)          (3)
        Changes in operating assets and liabilities, net
           of the effect of acquisitions:
              Change in receivables                                                  (66)         (52)          16
              Change in accrued interest                                              41           42           22
              Change in other accruals and payables                                   98          199          152
                                                                                 -------       ------       ------

                Net cash provided by operating activities                          1,247        1,263        1,142
                                                                                 -------       ------       ------

Cash flows from investing activities:
    Cash paid for acquisitions                                                      (421)        (259)        (494)
    Capital expended for property and equipment                                   (1,930)      (1,665)      (1,235)
    Cash proceeds from disposition of assets                                         174           49           36
    Additional investments in and loans to affiliates and others                    (629)        (764)        (384)
    Repayment of loans by affiliates and others                                      646            8          145
    Other investing activities                                                       (46)         (82)         (71)
                                                                                 -------       ------       ------

                Net cash used in investing activities                             (2,206)      (2,713)      (2,003)
                                                                                 -------       ------       ------

Cash flows from financing activities:
    Borrowings of debt                                                             7,348        7,719        4,409
    Repayments of debt                                                            (7,039)      (6,020)      (3,348)
    Prepayment penalties                                                             (60)          --           --
    Issuance of redeemable preferred stock                                           223           --           --
    Issuance of Trust Securities                                                     971           --           --
    Change in intercompany payable/receivable                                       (391)        (249)        (189)
    Payment of dividends on subsidiary preferred
      stock and Trust Securities                                                     (86)          (6)          (6)
    Payment of redeemable preferred stock dividends                                   (7)          --           --
                                                                                 -------       ------       ------

                Net cash provided by financing activities                            959        1,444          866
                                                                                 -------       ------       ------

                Net increase (decrease) in cash                                       --           (6)           5

                Cash at beginning of year                                             --            6            1
                                                                                 -------       ------       ------

                Cash at end of year                                              $    --           --            6
                                                                                 =======       ======       ======


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

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

         Nature of Operations

         TCIC (the "Company"), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. TCIC operates its cable television systems throughout the continental United States and Hawaii.


         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1996 and 1995 was not material.

         Investments

         All marketable equity securities held by TCIC are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholder's equity. Realized gains and losses are determined on a specific-identification basis.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Long-Lived Assets

         (a)      Property and Equipment

                  Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1996, 1995 and 1994, interest capitalized was not material.

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

         (b)      Franchise Costs

                  Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by TCIC in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

         In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and either the undiscounted future cash flows estimated to be generated by those assets or the fair market value are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. TCIC adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Pursuant to Statement No. 121, the Company periodically reviews the carrying amounts of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         Interest Rate Derivatives

         Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from TCIC's financial liabilities are recognized as interest expense. Gains and losses on early terminations of derivatives are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining terms of the derivative financial instrument. TCIC does not use such instruments for trading purposes.

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

         Included in minority interests in equity of consolidated subsidiaries is $672 million and $49 million in 1996 and 1995, respectively, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $37 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

                                                                 (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Investment in TCI

         On August 3, 1995, the stockholders of TCI authorized the Board of Directors of TCI to issue two new series of stock ("Liberty Group Stock") which reflect the separate performance of TCI's business which produces and distributes cable television programming services ("Liberty"). Additionally, the stockholders of TCI approved the redesignation of the previously authorized TCI Class A and Class B common stock into Series A TCI Group and Series B TCI Group common stock ("TCI Group Stock"). The issuance of the Liberty Group Stock did not result in any transfer of assets or liabilities of TCI or any of its subsidiaries or affect the rights of holders of TCI's or any of its subsidiaries' debt. On August 10, 1995, TCI distributed, in the form of a dividend, one share of Liberty Group Stock for each four shares of TCI Group Stock owned. Such distribution represented one hundred percent of the equity value attributable to Liberty.

         TCIC owns an aggregate of 189,867 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1496.65 shares of Series A TCI Group Stock. In addition, TCIC owns 116,853,195 shares of Series A TCI Group Stock. Such ownership of Series F Preferred Stock and Series A TCI Group stock is reflected as investment in TCI in the accompanying consolidated balance sheets, at cost.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, the Company continues to account for stock-based employee compensation pursuant to APB Opinion No. 25. The Company has included the disclosures required by Statement No. 123 in note 10.

         Reorganization

         During the fourth quarter of 1994, TCI reorganized (the "Reorganization") it's operating structure. Upon Reorganization, certain of the assets of TCIC were transferred to the other operating units. The most significant transfers were as follows: (i) equity securities of Turner Broadcasting System, Inc. ("TBS") and Discovery Communications, Inc. were transferred to the Programming unit and (ii) Telewest Communications plc ("Telewest UK") was transferred to the International Cable Programming unit ("TINTA"). In conjunction with the Reorganization, TCIC reduced its unrealized gain on available-for-sale securities by $154 million, as a result of the transfer of TBS common stock. In the first quarter of 1995, TCIC transferred certain additional assets to TINTA.

                                                                (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Estimates

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

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $1,000 million, $920 million and $754 million for the years ended December 31, 1996, 1995 and 1994, respectively. Also, during these years, cash paid for income taxes was $8 million, $8 million and $14 million, respectively.

         Significant noncash investing and financing activities are reflected in the following table. See also note 6 for the impact of the spin-off of TCI Satellite Entertainment, Inc.


                                                             Years ended December 31,
                                                             ------------------------
                                                            1996       1995       1994
                                                            ----       ----       ----
                                                              amounts in millions
Cash paid for acquisitions:
    Fair value of assets acquired                          $ 4,508      2,979      539
    Liabilities assumed, net of current assets              (1,419)      (250)     (13)
    Deferred tax liability recorded in acquisitions         (1,354)      (913)      --
    Minority interests in equity of acquired entities           16         48      (32)
    Preferred stock of subsidiary issued in acquisition       (626)        --       --
    Common stock of TCI issued in acquisition
       contributed to TCIC                                    (564)      (234)      --
    Increase in intercompany payable resulting from
       common stock of TCI issued in acquisition                --     (1,371)      --
    Increase in intercompany payable resulting from
       TCI contributing subsidiaries to TCIC                  (140)        --       --
                                                           -------     ------     ----
         Cash paid for acquisitions                        $   421        259      494
                                                           =======     ======     ====


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                                            Years ended December 31,
                                                           -------------------------
                                                           1996      1995       1994
                                                           ----      ----       ----
                                                               amounts in millions
Transfer of net assets to TCI:
    Fair value of assets, primarily investments in
       affiliates                                         $ 1,128      97      1,637
    Liabilities, net of current assets                          5      (1)      (335)
    Deferred tax asset (liability)                              5      (8)      (130)
    Minority interests in equity                               --      --        (27)
    Decrease in additional paid-in capital resulting
       from transfer of net assets to TCI                  (1,138)     --         --
    Cumulative foreign currency translation adjustment         --      --          5
    Unrealized holding gains for available- for-sale
        securities, net of taxes                               --      --       (154)
    Investment in TCI                                          --      (4)      (451)
    Decrease in intercompany payable resulting from
        transfer of net assets to TCI                          --     (84)      (545)
                                                          -------     ---     ------

                                                          $    --      --         --
                                                          =======     ===     ======

Reversal of deferred tax liability recorded in
    TCI/Liberty Combination (note 3)                      $    --      --         38
                                                          =======     ===     ======

(3)      TCI/Liberty Combination

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

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(4)      Investments in Affiliates

         Effective December 31, 1996, TCIC transferred its 30% ownership interest in Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum"), 31.1% ownership interest in Teleport Communications Group Inc. ("TCG") and certain other investments to TCI. Collectively, the carrying value of such investments was $1,116 million at December 31, 1996 and accounted for $215 million of TCIC's share of its affiliates' losses in 1996.

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

         Summarized unaudited financial information for affiliates accounted for under the equity method (including Sprint Spectrum, TCG and certain other affiliates transferred to TCI) is as follows:


                                              December 31,
                                              ------------
                                             1996     1995
                                             ----     ----
Combined Financial Position               amounts in millions
    Property and equipment, net             $  368      637
    Franchise costs, net                       824      152
    Other assets, net                          162    3,180
                                            ------    -----
       Total assets                         $1,354    3,969
                                            ======    =====

    Debt                                    $  909      896
    Due (from) to TCIC                          --      137
    Other liabilities                          278      289
    Owners' equity                             167    2,647
                                            ------    -----
       Total liabilities and equity         $1,354    3,969
                                            ======    =====


                                              Years ended December 31,
                                              ------------------------
                                               1996     1995     1994
                                               ----     ----     ----
Combined Operations                            amounts in millions

    Revenue                                 $   954      547      651
    Operating expenses                       (1,187)    (559)    (688)
    Depreciation and amortization              (344)     (97)    (139)
                                            -------     ----     ----

       Operating loss                          (577)    (109)    (176)

    Interest expense                           (135)     (39)     (46)
    Other, net                                  (85)     (12)     128
                                            -------     ----     ----

       Net loss                             $  (797)    (160)     (94)
                                            =======     ====     ====

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC had an investment in Telewest UK, a company that is currently operating and constructing cable television and telephone systems in the United Kingdom ("UK"). Telewest UK, which was accounted for under the equity method, contributed $40 million of TCIC's share of its affiliates' losses in 1994. In addition, TCIC had other less significant investments in video distribution and programming businesses located in the UK, other parts of Europe, Asia, Latin America and certain other foreign countries. In the aggregate, such other investments accounted for $44 million of TCIC's share of its affiliates' losses in 1994. In connection with the Reorganization, TCIC's ownership in the aforementioned entities was transferred to TINTA effective December 1, 1994.

         As a result of the Telewest UK's November 1994 initial public offering and the associated dilution of TCI's ownership interest of Telewest UK, TCIC recognized a gain amounting to $161 million (before deducting the related tax expense of $57 million). Effective December 1, 1994, such ownership of Telewest was transferred to TINTA in the Reorganization.

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

         The transaction was structured as a tax-free reorganization in which Cable Sub transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to a new subsidiary of Viacom ("New Viacom Sub"). Cable Sub also transferred to New Viacom Sub the proceeds (the "Loan Proceeds") of a $1.7 billion loan facility (the "Loan Facility") arranged by TCIC, TCI and Cable Sub. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock.

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of Cable Sub have been consolidated with those of TCIC since the date of acquisition, and TCIC recorded Cable Sub's assets and liabilities at fair value. On a pro forma basis, TCIC's revenue and net loss would have been increased by $280 million and $55 million, respectively, for the year ended December 31, 1996; and revenue and net loss would have been increased by $440 million and $115 million, respectively, for the year ended December 31, 1995 had Cable Sub been consolidated with TCIC on January 1, 1995. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had TCIC operated Cable Sub since January 1, 1995.

         As of January 26, 1995, TCI, TCIC and TeleCable Corporation ("TeleCable") consummated a transaction, whereby TeleCable was merged into TCIC. The TeleCable acquisition has been accounted for by the purchase method. The aggregate $1.6 billion purchase price was satisfied by TCIC's assumption of approximately $300 million of TeleCable's net liabilities and the issuance to TeleCable's stockholders of approximately 42 million shares of TCI Class A common stock and 1 million shares of TCI Convertible Preferred Stock, Series D with an aggregate initial liquidation value of $300 million.

                                                               (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(6)      Spin-Off of TCI Satellite Entertainment, Inc.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"), which the Company accounted for under the equity method. Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with the Company's.

         Summarized financial information of Satellite as of December 4, 1996 and for the period from January 1, 1996 through the date of the Satellite Spin-off is as follows (amounts in millions):


Financial Position

   Cash, receivables and other assets               $   104
   Investment in PRIMESTAR Partners L.P.                 32
   Property and equipment, net                        1,111
                                                    -------

                                                    $ 1,247
                                                    =======

   Accounts payable and accrued liabilities         $    60
   Due to PRIMESTAR Partners L.P.                       458
   Due to TCI                                           324
   Equity                                               405
                                                    -------

                                                    $ 1,247
                                                    =======
Operations

   Revenue                                          $   377
   Operating expenses                                  (373)
   Depreciation                                        (166)
                                                    -------

     Loss before income tax benefit                    (162)

   Income tax benefit                                    53
                                                    -------

     Net loss                                       $  (109)
                                                    =======

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(7)      Debt

         Debt is summarized as follows:



                               Weighted average             December 31,
                               interest rate at       -----------------------
                               December 31, 1996         1996          1995
                               -----------------     -------------  ----------
                                                         amounts in millions
Parent company debt:
    Notes payable                     8.1%              $ 8,031        6,713
    Commercial paper                  6.1%                  638        1,440
    Bank credit facilities             --                    --          179
    Other debt                                               --            1
                                                        -------      -------
                                                          8,669        8,333

Debt of subsidiaries:
    Bank credit facilities            6.6%                4,810        3,258
    Notes payable                     9.7%                  768          934
    Convertible notes (a)             9.5%                   43           45
    Commercial paper                   --                    --           29
    Other debt                                               28           36
                                                        -------      -------

                                                        $14,318       12,635
                                                        =======      =======


         (a) These convertible notes, which are stated net of unamortized discount of $178 million and $186 million on December 31, 1996 and 1995, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At December 31, 1996, the notes were convertible, at the option of the holders, into an aggregate of 37,083,773 shares of Series A TCI Group Stock and 13,906,404 shares of Series A Liberty Group Stock.

         During the year ended December 31, 1996, in order to reduce future interest costs, TCIC redeemed certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "Redemption"). In connection with the Redemption, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         During the year ended December 31, 1996, TCIC terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCIC recognized a loss on early extinguishment of debt of $9 million related to the retirement of deferred loan costs. (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC's bank credit facilities and various other debt instruments generally contain restrictive covenants which require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments.

         As security for borrowings under one of TCIC's bank credit facilities, TCIC has pledged 116,853,195 shares of Series A TCI Group Stock held by a subsidiary of TCIC.

         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $14,318 million, was $15 billion at December 31, 1996.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.2% to 9.3% and receives variable interest rates on notional amounts of $310 million at December 31, 1996 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 7.4% on notional amounts of $1,750 million at December 31, 1996. During the years ended December 31, 1996, 1995 and 1994, TCIC's net payments pursuant to the Fixed Rate Agreements were $14 million, $13 million and $26 million, respectively; and TCIC's net receipts (payments) pursuant to the Variable Rate Agreements were $15 million, (less than $1 million) and $36 million, respectively. During the year ended December 31, 1996, TCIC terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. After giving effect to TCIC's interest rate exchange agreements, approximately 47% of TCIC's indebtedness bears interest at fixed rates.

         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

         Fixed Rate Agreements                              Variable Rate Agreements
         ---------------------                              ------------------------
  Expiration         Interest Rate       Notional       Expiration         Interest Rate     Notional
    Date              To Be Paid          Amount           Date           To Be Received      Amount
    ----              ----------          ------           ----           --------------      ------

October 1997          7.2%-9.3%           $ 80        April 1997               7.0%          $  200
December 1997            8.7%              230        September 1998        4.8%-5.4%           450
                                          ----
                                                      April 1999               7.4%              50
                                          $310        February 2000         5.8%-6.6%           300
                                          ====
                                                      March 2000            5.8%-6.0%           675
                                                      September 2000           5.1%              75
                                                                                             ------
                                                                                             $1,750
                                                                                             ======


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

         The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at December 31, 1996, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. At December 31, 1996, TCIC would be required to pay an estimated $15 million to terminate the Variable Rate Agreements and an estimated $7 million to terminate the Fixed Rate Agreements.

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. At December 31, 1996, TCIC had approximately $1.4 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         Annual maturities of debt for each of the next five years are as follows:

                                       Parent         Total
                                       ------         -----
                                        amounts in millions

                    1997                $715*        $1,212*
                    1998                 233            459
                    1999                 432            712
                    2000                 434            759
                    2001                 357          1,070

          *Includes $638 million of commercial paper.


(8)      Redeemable Preferred Stock

         In January 1996, TCIC issued 4,600,000 shares of a series of TCIC preferred stock designated Cumulative Exchangeable Preferred Stock, Series A, ("Series A Preferred Stock") with a stated value of $50 per share in a public offering for net cash proceeds of $223 million.

         Dividends accrue cumulatively and are payable quarterly in arrears on each January 15, April 15, July 15 and October 15 or, if any such date is not a business day, on the next succeeding business day, at the rate per annum of 4.25% of the stated value per share when, as and if declared by the Board of Directors. The Company may elect to make dividend payments (i) in cash, (ii) by delivery of Series A TCI Group Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board of Directors in its sole discretion.

                                                                (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Each of the 4,600,000 shares of Series A Preferred Stock is exchangeable, commencing January 15, 2001, at the option of the holder (unless previously redeemed), in whole or in part, for 2.119 shares of Series A TCI Group Stock, subject to adjustment in certain events. The value of the shares of Series A TCI Group Stock received upon any exchange will vary depending upon the market price of the Series A TCI Group Stock at the time of such exchange.

         The Series A Preferred Stock is not redeemable prior to January 15, 2001. At any time and from time to time on or after that date, the Company may redeem any or all of the outstanding shares of Series A Preferred Stock, initially at a redemption price of $50.94 per share and thereafter at prices declining ratably on each January 15 to $50 per share on and after January 15, 2005, plus accrued and unpaid dividends to the date of redemption. The Company may elect to make any optional redemption payment (i) in cash, (ii) by delivery of Series A TCI Group Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board of Directors in its sole discretion.

         The Series A Preferred Stock is subject to mandatory redemption by the Company on January 15, 2006, at a redemption price of $50 per share, plus accrued and unpaid dividends to the date of redemption. The Company may elect to make any mandatory redemption payment (i) in cash, (ii) by delivery of Series A TCI Group Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board of Directors in its sole discretion.

         The Company may elect to make dividend payments, redemption payments (optional or mandatory) or payments on any dissolution, liquidation or winding up of the Company to holders of Series A Preferred Stock (i) in cash, (ii) by delivery of Series A TCI Group Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board of Directors in its sole discretion. If the Company elects to make any such payment, in whole or in part, through the delivery of shares of Series A TCI Group Stock (the portion paid through the delivery of shares being referred to herein as the "Stock Portion"), each holder will receive a number of shares of Series A TCI Group Stock determined by dividing the dollar amount of such Stock Portion by the Cash Equivalent Amount. Any portion of a dividend, redemption or liquidation payment that is not paid through the delivery of shares of Series A TCI Group Stock will be paid in cash. The "Cash Equivalent Amount" means an amount equal to 95% of the Average Market Price of a share of Series A TCI Group Stock. The "Average Market Price" is defined as the average of the closing sale prices for a share of Series A TCI Group Stock on the Nasdaq National Market for the 10 consecutive trading days ending on the third trading day prior to (i) in the case of dividends, the relevant record date and (ii) in the case of a redemption or the dissolution, liquidation or winding up of the Company, the date of the redemption or liquidation payment. The market price of the Series A TCI Group Stock may vary between the date of determination of the Cash Equivalent Amount and the subsequent delivery of shares.

                                                                 (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         If the Company elects to make a dividend, redemption or liquidation payment with shares of Series A TCI Group Stock, the number of such shares that a holder of Series A Preferred Stock will receive in connection with such dividend, redemption of liquidation payment will vary depending on the Average Market Price of the Series A TCI Group Stock at the time of the record date for such dividend or at the time of such redemption or liquidation payment, as the case may be.

         In the case of a dividend or redemption payment that is made through delivery of shares of Series A TCI Group Stock, if the market value of such shares on the dividend payment date or the redemption date is more than 5% lower than the Average Market Price upon which the Cash Equivalent Amount is determined and the holder sells such shares of Series A TCI Group Stock at such lower price, (x) in the case of such dividend, the holder's actual dividend yield for the dividend period in respect of which such dividend was paid would be lower than the stated dividend yield on the Series A Preferred Stock and (y) in the case of such redemption, the actual sales proceeds received by such holder would be lower than the stated redemption price for the Series A Preferred Stock. In addition, in connection with any such sale the holder is likely to incur commissions and other transaction costs.

                                                               (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         The Series A Preferred Stock and the Company's common stock will vote as a single class in any general election of directors of the Company. The Series A Preferred Stock will have 2.6% of the combined voting power of all outstanding classes of capital stock of the Company entitled to vote in any general election of directors of the Company. If at any time accrued dividends on the Series A Preferred Stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), holders of the Series A Preferred Stock will have the right to elect two additional directors to the Company's Board of Directors, voting as a separate class with the holders of any Parity Stock (as defined herein) upon which like voting rights have been conferred and are vested, until such dividend arrearage is eliminated. The holders of Series A Preferred Stock will have no other voting rights, except that the affirmative vote of at least 66 2/3% of the Series A Preferred Stock (voting separately as a class) will be required before (i) the Company may amend, alter or repeal any provision of the Company's Restated Certificate of Incorporation which would adversely affect the powers, preferences or rights of the holders of the shares of Series A Preferred Stock, (ii) the Company or the Board of Directors may authorize the creation of or issue any class or series of preferred stock of the Company (the "Preferred Stock") that ranks senior to the Series A Preferred Stock as to dividend payments, payments on redemption or payments of amounts distributable upon the dissolution, liquidation or winding up of the Company ("Senior Stock") or (iii) the Company may effect a reclassification of the Series A Preferred Stock, in each case subject to certain exceptions. However, the Company may create additional classes and series of Preferred Stock, ranking pari passu with the Series A Preferred Stock as to dividend payments, payments on redemption or payments of amounts distributable upon the dissolution, liquidation or winding up of the Company ("Parity Stock") and additional classes and series of junior stock, increase the number of authorized shares of Preferred Stock (other than Series A Preferred Stock) or decrease (but not below the number of authorized shares then outstanding) the number of authorized shares of Preferred Stock (other than Series A Preferred Stock) without the consent of any holder of Series A Preferred Stock.

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company.

         In January 1996, TCI Communications Financing I ("Trust I"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities to the Company, and issued $500 million of 8.72% Trust Originated Preferred SecuritiesSM (the "Trust I Preferred Securities" and together with the common securities, the "Trust I Securities") to the public. Trust I exists for the exclusive purposes of issuing Trust I Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 8.72% Subordinated Deferrable Interest Notes due January 31, 2045 (the "8.72% Subordinated Debt Securities") of the Company. The 8.72% Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 8.72% Subordinated Debt Securities, the Trust I Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of Trust I's obligations under the Trust I Preferred Securities.
                                                                 (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         In May 1996, TCI Communications Financing II ("Trust II"), an indirect wholly-owned subsidiary of the Company, issued $16 million in common securities to the Company, and issued $500 million of 10% Trust Preferred Securities (the "Trust II Preferred Securities" and together with the common securities, the "Trust II Securities") to the public. Trust II exists for the exclusive purposes of issuing Trust II Securities and investing the proceeds thereof into an aggregate principal amount of $516 million of 10% Subordinated Deferrable Interest Notes due May 31, 2045 (the "10% Subordinated Debt Securities") of the Company. The 10% Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the 10% Subordinated Debt Securities, the Trust II Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of Trust II's obligations under the Trust II Preferred Securities.

         The Trust I and Trust II Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheet captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust I and Trust II Preferred Securities are included in minority interests in losses (earnings) of consolidated subsidiaries in the accompanying consolidated statements of operations.

(10)     Stockholder's Equity

         Holders of the Class A common stock have 100 votes per share and holders of the Class B common stock have 1,000 votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. At December 31, 1996 all of the common stock of TCIC is owned by TCI.

         Employee Benefit Plans

         TCI has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in TCI and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI Group Stock and Liberty Group Stock. TCI, by annual resolution of the Board of Directors, generally contributes up to 100% of the amount contributed by employees. Certain of TCIC's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $34 million, $27 million and $19 million for 1996, 1995 and 1994, respectively.

                                                               (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Stock Options

         TCIC had granted or assumed certain options and/or stock appreciation rights. All such options and/or stock appreciation rights previously granted by TCIC were assumed by TCI in conjunction with the TCI/Liberty Combination. Additionally, in 1995, certain officers and other key employees of TCIC were granted options with tandem stock appreciation rights and were awarded restricted stock of Series A TCI Group Stock, Series A Liberty Group Stock and/or Series A TINTA common stock. Estimates of the compensation relating to the stock appreciation rights granted and/or restricted stock awarded to employees of TCIC have been recorded through December 31, 1996 pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon market value and, ultimately, on the final determination of market value when the rights are exercised or vested. Had TCIC accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying consolidated financial statements.

         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase TCI Class A common stock, Series A TCI Group Stock and Series A Liberty Group Stock granted to certain officers and other key employees of the
         Company:

                                                                                 TCI
                           TCI                         TCI                     Series A
                         Class A                    Series A                   Liberty
                         common                     TCI Group                   Group
                          stock         WAEP          stock        WAEP         stock       WAEP
                         -------        ----        ---------      ----        --------     ----
Outstanding at
  January 1, 1994       3,274,336     $ 16.40              --                        --
    Granted             1,453,000       22.00              --                        --
    Exercised            (217,483)      17.26              --                        --
    Canceled              (45,625)      20.13              --                        --
                        ---------                   ---------                 ---------
Outstanding at
  December 31, 1994     4,464,228       18.14              --                        --
    Converted from
      Class A options  (4,444,514)      18.16       4,444,514     $13.58             --
    Adjustment for
      distribution             --                          --                 1,657,511     $12.11
    Granted                    --                   3,142,000      17.00             --         --
    Exercised              (9,714)      10.30        (414,764)     12.40       (138,004)     11.03
    Canceled              (10,000)      17.25         (90,500)     13.07        (33,936)     11.66
                        ---------                   ---------                 ---------
Outstanding at
  December 31, 1995            --                   7,081,250      15.17      1,485,571      12.22
    Exercised                  --                    (141,300)     12.78        (63,355)     11.96
    Canceled                   --                    (118,200)     15.17        (25,200)     12.47
                        ---------                   ---------                 ---------
Outstanding at
  December 31, 1996            --                   6,821,750      13.09      1,397,016      12.22
                        =========                   =========                 =========
Exercisable at
  December 31, 1994     1,099,678       15.61              --                        --
                        =========                   =========                 =========
Exercisable at
  December 31, 1995            --                   1,729,090      12.67        653,432      11.29
                        =========                   =========                 =========
Exercisable at
  December 31, 1996            --                   3,020,068      11.93        904,424      11.68
                        =========                   =========                 =========
  Vesting Period                                     4-5 yrs                   4-5 yrs
                                                    =========                 =========

         On December 13, 1995, TCI awarded 205,000 restricted shares of Series A TCI Group common stock to certain officers and other key employees of the Company. Such restricted shares vest as to 50% on December 13, 2000 and as to the remaining 50% on December 13, 2001.

(11)     Income Taxes

         TCI files a consolidated federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. TCIC and all of its 80% or more owned subsidiaries, subsequent to the TCI/Liberty Combination, is included in the consolidated federal income tax return of TCI. Income tax expense for TCIC is based on those items in the consolidated calculation applicable to TCIC. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in intercompany payable or receivable included as a component of stockholder's equity.


                                                                  (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC. In connection with the implementation of the Tax Sharing Agreement, TCIC recorded an increase to its deferred income tax liability and a decrease to its intercompany payable of $76 million in 1995.

         Income tax benefit (expense) for the years ended December 31, 1996, 1995 and 1994 consists of:

                                             Current    Deferred    Total
                                             -------    --------    -----
                                                  amounts in millions
     Year ended December 31, 1996:
         Intercompany allocation              $ (12)       137        125
         State and local                         (8)        22         14
                                              -----       ----       ----

                                              $ (20)       159        139
                                              =====       ====       ====
     Year ended December 31, 1995:
         Intercompany allocation              $   1         46         47
         State and local                         (8)        10          2
                                              -----       ----       ----

                                              $  (7)        56         49
                                              =====       ====       ====

     Year ended December 31, 1994:
         Intercompany allocation              $ (73)       (35)      (108)
         State and local                        (14)       (10)       (24)
                                              -----       ----       ----

                                              $ (87)       (45)      (132)
                                              =====       ====       ====



                                                                    (continued)

                   Tci COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                                  Years ended
                                                                  December 31,
                                                          ---------------------------
                                                          1996        1995       1994
                                                          ----        ----       ----
                                                               amounts in millions

Computed "expected" tax benefit (expense)                  $ 207         59        (79)
Amortization not deductible for tax purposes                 (17)       (18)       (12)
Minority interest in losses (earnings)
     of consolidated subsidiaries                              1          4         (1)
Recognition of losses of consolidated partnership             --         --        (10)
State and local income taxes, net of federal
     income tax benefit                                        7          2        (21)
Valuation allowance for net operating loss
     carryforward                                             --         (6)        --
Valuation allowance for foreign corporation                   --          --        (9)
Gain recognized for tax purposes on sale of
     investments                                             (61)        --         --
Other                                                          2          8         --
                                                           -----       ----       ----
                                                           $ 139         49       (132)
                                                           =====       ====       ====

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                                    December 31,
                                                                    ------------
                                                                 1996          1995
                                                                 ----          ----
                                                                amounts in millions
Deferred tax assets:
    Net operating loss carryforwards                           $   509          470
       Less - valuation allowance                                  (88)         (88)
    Investment tax credit carryforwards                            116          116
       Less - valuation allowance                                  (41)         (41)
    Investments in affiliates, due principally to
       losses of affiliates recognized for financial
       statement purposes in excess of losses
       recognized for income tax purposes                          149          169
    Future deductible amounts principally due to
       non-deductible accruals                                      25           25
    Other                                                            9           11
                                                               -------       ------

          Net deferred tax assets                                  679          662
                                                               -------       ------

Deferred tax liabilities:
    Property and equipment, principally due to
       differences in depreciation                               1,163        1,161
    Franchise costs, principally due to differences in
       amortization                                              4,491        3,403
    Investment in affiliates, due principally to
       undistributed earnings of affiliates                        335          191
    Leases capitalized for tax purposes                             73           53
    Other                                                           76          115
                                                               -------       ------
          Total gross deferred tax liabilities                   6,138        4,923
                                                               -------       ------

          Net deferred tax liability                           $ 5,459        4,261
                                                               =======       ======

         The valuation allowance for deferred tax assets as of December 31, 1996 was $129 million. Such balance did not change from December 31, 1995.

         The tax attributes disclosed above are those determined pursuant to the Tax Sharing Agreement.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         At December 31, 1996, TCIC had net operating loss carryforwards for income tax purposes aggregating approximately $995 million of which, if not utilized to reduce taxable income in future periods, $132 million expires in 2003, $115 million in 2004, $342 million in 2005, $230 million in 2006, $72 million in 2010 and $104 million in 2011. Certain subsidiaries of TCIC had additional net operating loss carryforwards for income tax purposes aggregating approximately $236 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to the Tax Sharing Agreement, the Company has not received benefit for approximately $42 million of the net operating loss carryforward disclosed above. TCI is responsible to the Company to the extent such amounts are utilized by TCI in future periods.

         At December 31, 1996, TCIC had remaining available investment tax credits of approximately $61 million which, if not utilized to offset future federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCIC had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         At July 1, 1995, TCIC also had available alternative minimum tax credit carryforwards ("Alt Min Carryforwards") of $76 million. Pursuant to the Tax Sharing Agreement, for as long as TCIC is included in TCI's consolidated Federal income tax return, any benefit attributable to the Alt Min Carryforwards will be reserved to TCI. Accordingly, TCIC's deferred tax liability at December 31, 1996 has not been reduced for such future deductible amounts. In the event that TCI's ownership of TCIC goes below 80% and TCIC is no longer included in TCI's consolidated federal income tax return, and TCIC subsequently realizes a benefit from the Alt Min Carryforwards, TCIC will be required to pay to TCI the amount of such realized benefit plus any associated interest thereon.

         Certain of the federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1992 through 1995 (the "IRS Examinations"). Certain income tax issues related to the years 1981 through 1991 have been resolved in TCIC's favor. The IRS has until April 1997 to appeal such decisions (the "IRS Appeals"). In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations or the IRS Appeals, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of TCIC.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(12)     Transactions with Related Parties

         TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $76 million, $73 million and $59 million for the years ended December 31, 1996 and 1995 and 1994, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations. In April of 1996, certain of such Liberty subsidiaries were contributed to a newly formed joint venture, of which Liberty owns a 50% interest.

         Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the years ended December 31, 1996, 1995 and 1994, aggregated $12 million, $15 million and $8 million, respectively.

         TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Liberty holds the remaining 49.9% partnership interest.

         TCIC has entered into a long-term affiliation agreement with QE+ with respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1996 and 1995 were approximately $52 million and $31 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1997 and 1998.

         At December 31, 1996, TCIC had an $203 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to TCI Starz, Inc., who in turn paid such amount to QE+ offset by TCIC's purchase of programming from QE+. Such receivable is non-interest bearing for five years from the date of the advances.

         A former consolidated subsidiary of Liberty, Home Shopping Network, Inc. ("HSN") paid a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $7 million, $6 million and $7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations. Effective December 20, 1996, Liberty entered into a series of transactions whereby it decreased its ownership interest in HSN such that Liberty no longer consolidates HSN.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Intercompany amounts at December 31, 1996 represent non-interest bearing intercompany advances aggregating $95 million from certain subsidiaries of TCI offset by the aforementioned $203 million intercompany receivable from TCI Starz, Inc. and interest-bearing loans to certain subsidiaries of TCI. Such interest-bearing loans plus accrued interest aggregated $148 million and $134 million at December 31, 1996 and 1995, respectively. Interest earned by TCIC on such intercompany loans aggregated $12 million for each of the years ended December 31, 1996, 1995 and 1994. Such interest amounts are included in interest income in the accompanying consolidated statements of operations.

(13)     Transactions with Officers and Directors

         Effective January 31, 1996, a director of the Company purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of the Company) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options are exercisable for cash in the aggregate amount of $3,000,000.

         On July 1, 1996, pursuant to a Restricted Stock Award Agreement, an executive officer of TCI was transferred all of TCI's right title and interest in and to 62 shares of the 12% Series C Cumulative Compounding Preferred Stock of WestMarc owned by TCI. Such preferred stock has a liquidation value of $1,999,500 and is subject to forfeiture by such officer in the event of certain circumstances from the date of grant through December 13, 2005.

         Effective December 1, 1996, an executive officer of TCI and an executive officer of TCIC were each granted options representing 1.0% of TCI's common equity in TCI Telephony Services, Inc., a consolidated subsidiary of TCI, ("Telephony Services"). The aggregate exercise price for each such option is equal to 1.0% of (i) TCI's cumulative investment in Telephony Services as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise, less (ii) the sum of (x) $500 million and (y) the amount of the tax benefits generated by Telephony Services (up to $500 million) as and when used by TCI. Each such executive officer was also granted a similar option representing 1.0% of TCI's common equity in TCI Wireline, Inc., another consolidated subsidiary of TCI, ("Wireline"). The aggregate exercise price for each such Wireline option is equal to 1.0% of TCI's cumulative investment in Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. Any exercise by one of such executive officers of all or part of one of such options (as to either the Telephony Services option or the Wireline option) would need to be accompanied by the exercise by such executive officer of a pro rata portion of the other such option. All of such options vest 20% per annum beginning February 1, 1997, and expire on February 1, 2006.
                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         On the date of the Satellite Spin-off, TCI granted options to two of its executive officers to purchase 1.0% and an option to an employee of TCIC to acquire 0.5% of Satellite's issued and outstanding common stock. The exercise price for each such option is equal to 1.0% or 0.5%, as applicable, of TCI's net investment in Satellite on the date of the Satellite Spin-off. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         Estimated compensation relating to the aforementioned restricted stock award and options has been recorded through December 31, 1996 pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested. Had TCIC accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying consolidated financial statements.

(14)     Commitments and Contingencies

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

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC has guaranteed notes payable and other obligations of Satellite and affiliated companies with outstanding balances of approximately $175 million at December 31, 1996. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC. Satellite has indemnified TCIC for any loss, claim or liability that TCIC may incur by reason of certain guarantees and credit enhancements made by TCIC on Satellite's behalf.

         In connection with the launch of STARZ! in 1994, TCIC became a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of December 31, 1996, the maximum amount of such obligations or guarantees was approximately $120 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         TCIC leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. Minimum rental expense under such arrangements amounted to $147 million, $112 million and $76 million in 1996, 1995 and 1994, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                                    Years ending
                                    December 31,

                                        1997              $    115
                                        1998                   110
                                        1999                   108
                                        2000                    97
                                        2001                    91
                                        Thereafter             263

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1997.

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Certain key employees of TCIC hold restricted stock awards, options and options with tandem SARs to acquire shares of certain TCI subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested. Had TCIC accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, the amount of compensation would not have been materially different from what has been reflected in the accompanying consolidated financial statements.

         TCIC has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible TCIC may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(15)     Quarterly Financial Information (Unaudited)


                                                1st          2nd          3rd            4th
                                               Quarter      Quarter      Quarter        Quarter
                                               -------      -------      -------        -------
                                                      amounts in millions
           1996
Revenue:
    As previously reported                     $ 1,402        1,504        1,648
    Adjustment to reclassify franchise
      fee revenue                                  (65)         (70)         (74)
    Adjustment to reflect optical fiber
      leases as capital leases                      (4)          (4)          (3)
                                               -------       ------       ------
    As adjusted                                $ 1,333        1,430        1,571        1,620
                                               =======       ======       ======       ======

Operating income:
    As previously reported                     $   174          201          240
    Adjustment to reflect optical fiber
      leases as capital leases                      (4)          (4)          (3)
                                               -------       ------       ------
    As adjusted                                $   170          197          237          149
                                               =======       ======       ======       ======

Net loss:
    As previously reported                     $   (77)        (111)         (72)
    Adjustment to reflect optical fiber
      leases as capital leases                      (3)          (3)          (2)
                                               -------       ------       ------
    As adjusted                                $   (80)        (114)         (74)        (184)
                                               =======       ======       ======       ======

1995:

Revenue:
     As previously reported                    $ 1,169        1,262        1,310        1,377
     Adjustment to reclassify
       franchise fee revenue                       (55)         (60)         (63)         (62)
                                               -------       ------       ------       ------
     As adjusted                               $ 1,114        1,202        1,247        1,315
                                               =======       ======       ======       ======

Operating income                               $   230          208          222          143

Net earnings (loss)                            $     4          (28)         (26)         (70)

                                   PART III.


         The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

         Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors Proposal" and "Concerning Management" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

         Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the 1997 Proxy Statement and is incorporated herein by reference.




                                     III-1

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements

Included in Part II of this Report:                            Page No.

Independent Auditors' Report                                    II-14

Consolidated Balance Sheets,
   December 31, 1996 and 1995                                   II-15 to II-16

Consolidated Statements of Operations,
   Years ended December 31, 1996, 1995 and 1994                 II-17

Consolidated Statements of Stockholder's Equity,
   Years ended December 31, 1996, 1995 and 1994                 II-18 to II-20

Consolidated Statements of Cash Flows,
   Years ended December 31, 1996, 1995 and 1994                 II-21

Notes to Consolidated Financial Statements,
   December 31, 1996, 1995 and 1994                             II-22 to II-48

(a) (2)  Financial Statement Schedules


Included in Part IV of this Report:


(i)      Financial Statement Schedules required to be filed:                                 Page No.
         Independent Auditors' Report                                                           IV-11

              Schedule I - Condensed Information as to the Financial Position
                 of the Registrant, December 31, 1996 and 1995; Condensed
                 Information as to the Operations and Cash Flows of the
                 Registrant, Years ended
                 December 31, 1996, 1995 and 1994                                          IV-12 to IV-14

              Schedule II - Valuation and Qualifying Accounts,
                 Years ended December 31, 1996, 1995 and 1994                                   IV-15

(ii)     Separate financial statements for Sprint Spectrum
            Holding Company, L.P. and Subsidiaries

              Consolidated Financial Statements

                 Independent Auditors' Report                                                   IV-16

                 Report of Independent Accountants                                              IV-17

                 Consolidated Balance Sheets                                                    IV-18

                 Consolidated Statements of Operations                                          IV-19

                 Consolidated Statements of Changes in
                     Partners' Capital                                                          IV-20

                 Consolidated Statements of Cash Flows                                          IV-21

                 Notes to Consolidated Financial Statements                                IV-22 to IV-35



(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1    Restated Certificate of Incorporation, dated as of January 11, 1996, as amended on January 11, 1996 and
             February 6, 1996.
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1995 (Commission File No. 0-5550).

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

    10.3     Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.4     Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and John C.
             Malone.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission
                       File No. 0-5550).

    10.5     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-
             Communications, Inc. and John C. Malone.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K dated December 31,
                       1994, as amended by Form 10-K/A (Commission File No. 0-5550).

    10.6     Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F.
             Fisher and WestMarc Communications, Inc.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission
                       File No. 0-5550).

    10.7     Consulting Agreement, dated as of January 1, 1996, between Tele-Communications, Inc. and Donne F. Fisher.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.8     Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission
                       File No. 0-5550).

    10.9     Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission
                       File No. 0-5550).

    10.10    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s
             1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                       Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.11    Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding
             Company and grantee relating to assumption of options and related stock appreciation rights granted under
             Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-
             Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                       Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.12    Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding
                Company and grantee relating to assumption of options and related stock appreciation rights under Tele-
                Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-
                Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                       Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.13    Form of Indemnification Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission
                       File No. 0-5550).


                                                                    (continued)

    10.14    Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K dated December 31,
                       1994, as amended by Form 10-K/A (Commission File No. 0-5550).

    10.15    Qualified Employee Stock Purchase Plan of Tele-Communications, Inc., as amended.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-57635).

    10.16    Form of Restricted Stock Award Agreement for 1995 Award of Series A TCI Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
             Form of Restricted Stock Award Agreement for 1995 Award of Series A Liberty Media Group Restricted Stock
             pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.17    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-
             Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.18    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the
             Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.19    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-
             Communications, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

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


                                                                   (continued)

    10.21    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-
                Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

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

    10.24    Restricted Stock Award Agreement, made as of July 1, 1996, among Tele-Communications, Inc., Brendan
             Clouston and WestMarc Communi-cations, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1996 (Commission File No. 0-20421).

    10.25    Option Agreement, dated as of December 4, 1996, by and between TCI Satellite Entertainment, Inc. and
             Brendan R. Clouston.*
                    Incorporated herein by reference to the TCI Satellite Entertainment, Inc. Annual Report on Form 10-K
                       for the year ended December 31, 1996 (Commission File No. 0-21317).

    10.26    Form of Option to Purchase Common Stock Agreement made as of the 1st day of December 1996 by and among TCI
             Telephony Services, Inc., Grantee and Tele-Communications, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1996 (Commission File No. 0-20421).

    10.27    Form of Option to Purchase Common Stock Agreement made as of the 1st day of December 1996 by and among TCI
             Wireline, Inc., Grantee and Tele-Communications, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1996 (Commission File No. 0-20421).


                                                                  (continued)

    10.28    Employee Stock Purchase Plan for Bargaining Unit Employees of United Cable Television of Baltimore Limited
             Partnership.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-60839).

    10.29    Employee Stock Purchase Plan for Bargaining Unit Employees of Heritage Cable Vision Associates, L.P. D/B/A
             TCI of Michiana.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-60843).

    10.30    Employee Stock Purchase Plan for Bargaining Unit Employees of UACC Midwest, Inc. d/b/a TCI of Central
             Indiana.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-64827).

    10.31    The Settlement Plan and Rabbi Trust Agreement Entered into Pursuant to Thomas Adams, Mark Adamski, et. al.
             v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-64829).

    10.32    Employee Stock Purchase Plan for Bargaining Unit Employees of TCI of Northern New Jersey, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-64831).

    10.33    Parents Agreement, dated as of July 24, 1995, among Viacom, Inc., Tele-Communications, Inc. and TCI
                Communications, Inc.
             Subscription Agreement, dated as of July 24, 1995, among Viacom International, Inc., Tele-Communications,
                Inc. and TCI Communications, Inc.
             Implementation Agreement, dated as of July 24, 1995, between Viacom International, Inc. and Viacom
                International Services, Inc.
                    Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 26, 1995
                       (Commission File No. 0-5550).

    10.34    Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., dated as of January 31, 1996, among
                Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
             Second Amended and Restated Joint Venture Formation Agreement, dated as of January 31, 1996, by and between
                Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
             Parents Agreement, dated as of January 31, 1996, by Tele-Communications, Inc. and Sprint Corporation.
                    Incorporated herein by reference to Tele-Communications, Inc.'s Current Report on Form 8-K, dated
                       February 9, 1996 (Commission File No. 0-20421).

                                                              (continued)

    10.35    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon
             Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.36    Consent and Amendment of Amended Agreement of Partnership for Halcyon Communications Partners, dated as of
             January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications
             Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.37    Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher
             Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.38    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and ECP
             Holdings, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.39    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon
             Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI
             Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.40    Consent and First Amendment of Amended and Restated Agreement of Limited Partnership for Halcyon
             Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications,
             Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah,
             Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.41    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and
             Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

                                  (continued)

    10.42    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI
             Cablevision of Utah, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.43    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc.
             and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.44    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI
             Cablevision of Nevada, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.45    Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of
             Minersville, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.46    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and
                 American Televenture of Minersville, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.47    Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher
                 Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.48    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TEMPO
                 Cable, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

21- Subsidiaries of TCI Communications, Inc.

23.1- Consent of KPMG Peat Marwick LLP.

23.2- Consent of Deloitte & Touche LLP.

23.3- Consent of Price Waterhouse LLP.

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.

(b)      Report on Form 8-K filed during the quarter ended December 31, 1996:


                                      Item
         Date of Report             Reported    Financial Statements Filed
         --------------             --------    --------------------------
         December 17, 1996          Item 5                None.



                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
TCI Communications, Inc.:

Under date of March 24, 1997, we reported on the consolidated balance sheets of TCI Communications, Inc. and subsidiaries (a subsidiary of Tele-Communications, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in the December 31, 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                                        KPMG Peat Marwick LLP



Denver, Colorado
March 24, 1997

                                                                     Schedule I
                                                                    Page 1 of 3


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                        Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1996 and 1995


Assets                                                         1996        1995
------                                                         ----        ----
                                                             amounts in millions
Investments in and advances to consolidated
subsidiaries - eliminated upon consolidation                 $ 9,299      10,348

Other assets, at cost, net of amortization                       213         116
                                                             -------      ------

                                                             $ 9,512      10,464
                                                             =======      ======

Liabilities and Stockholder's Equity

Accrued liabilities                                          $   597         402

Debt                                                           8,669       8,333
                                                             -------      ------

       Total liabilities                                       9,266       8,735

Redeemable preferred stock                                       232          --

Stockholder's equity (see detail on page II-16)                   14       1,729
                                                             -------      ------

                                                             $ 9,512      10,464
                                                             =======      ======

Guarantees                                                   $    22          22
                                                             =======      ======

                                                                     Schedule I
                                                                    Page 2 of 3


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                        Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1996, 1995 and 1994


                                                                  1996       1995        1994
                                                                  -----      -----       ----
                                                                     amounts in millions
Management costs reimbursed by subsidiaries                       $ 247        152        115
                                                                  -----       ----       ----

Operating expenses (income):
    Selling, general and administrative                             184        116        103
    Compensation (adjustment to compensation) relating to
       options and stock appreciation rights                        (12)        17         (5)
    Interest expense                                                707        624        471
    Interest income, principally from consolidated
       subsidiaries                                                (707)      (625)      (472)
    Restructuring charges                                             5         --         --
    Depreciation and amortization                                    31         19         13
    Loss on early extinguishment of debt                             40         --         --
    Loss (gain) on disposition of assets                             (1)         1          5
                                                                  -----       ----       ----
                                                                    247        152        115
                                                                  -----       ----       ----

       Earnings from operations before share of losses
          (earnings) of consolidated subsidiaries                    --         --         --

Share of losses (earnings) of consolidated subsidiaries             452        120        (94)
                                                                  -----       ----       ----


       Net loss (earnings)                                          452        120        (94)

Preferred stock dividend requirements                                 9         --         --
                                                                  -----       ----       ----

       Net loss (earnings) attributable to common
          stockholder                                             $ 461        120        (94)
                                                                  =====       ====       ====


                                                                     Schedule I
                                                                    Page 3 of 3

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1996, 1995 and 1994

                                                                     1996           1995         1994
                                                                     ----           ----         ----
                                                                             amounts in millions
Cash flows from operating activities:
    Earnings before share of losses (earnings) of consolidated
      subsidiaries                                                  $    --           --           --
    Adjustments to reconcile earnings before share of losses
      (earnings) of consolidated subsidiaries to net cash
      provided by operating activities:
         Depreciation and amortization                                   31           19           13
         Compensation (adjustment to compensation) relating to
             options and stock appreciation rights                      (12)          17           (5)
         Payments of stock appreciation rights                           (2)          (4)          --
         Loss on early extinguishment of debt                            40           --           --
         Loss (gain) on disposition of assets                            (1)           1            5
         Amortization of debt discount                                    4            1            1
         Change in accrued liabilities                                  195           77           43
                                                                    -------       ------       ------

             Net cash provided by operating activities                  255          111           57
                                                                    -------       ------       ------

Cash flows from investing activities:
    Reduction in or additional investments in and advances to
      consolidated subsidiaries, net                                   (258)      (2,592)      (1,376)
    Capital expended for property and equipment                        (120)          --           --
    Cash Proceeds on disposition of assets                                7           --           --
    Other investing activities                                           (6)         (52)         (45)
                                                                    -------       ------       ------

             Net cash used in investing activities                     (377)      (2,644)      (1,421)
                                                                    -------       ------       ------

Cash flows from financing activities:
    Borrowings of debt                                                1,617        5,255        2,227
    Repayments of debt                                               (1,285)      (3,651)        (678)
    Prepayment penalties                                                (35)          --           --
    Issuance of redeemable preferred stock                              223           --           --
    Change in intercompany payable/receivable                          (391)         929         (189)
    Payment of redeemable preferred stock dividends                      (7)          --           --
                                                                    -------       ------       ------

             Net cash provided by financing activities                  122        2,533        1,360
                                                                    -------       ------       ------

                 Net decrease in cash                                    --           --           (4)

                 Cash at beginning of year                               --           --            4
                                                                    -------       ------       ------

                 Cash at end of year                                $    --           --           --
                                                                    =======       ======       ======

Supplemental disclosure of cash flow information -
      Cash paid during the year for interest                        $   738          576          448
                                                                    =======       ======       ======

See also note 2 to the consolidated financial statements.

                                                                    Schedule II


                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994


                                                            Additions      Deductions
                                              Balance at    Charged to     Write-offs     Balance
                                              beginning       profit         net of       at end
Description                                    of year       and loss      recoveries     of year
-----------                                    -------       --------      ----------     -------
                                                                  amounts in millions
Year ended December 31, 1996:
       Allowance for doubtful receivables
          - trade                              $     24           112            (111)      25
                                               ========           ===            ====       ==

Year ended December 31, 1995:
       Allowance for doubtful receivables
          - trade                              $     15            76             (67)      24
                                               ========           ===            ====       ==

Year ended December 31, 1994:
       Allowance for doubtful receivables
          - trade                              $     19            57             (61)      15
                                               ========           ===            ====       ==

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

Partners of Sprint Spectrum Holding Company, L.P.
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Sprint Spectrum Holding Company, L.P. and subsidiaries (the "Partnership"), development stage enterprises, as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996, for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of American PCS, L.P. ("APC") an investment of the Partnership which is accounted for by use of the equity method. The Partnership's share of APC's net loss for the year ended December 31, 1996 was $96,850,000 and is included in the accompanying consolidated financial statements. The financial statements of APC were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for APC, is based solely on the reports of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Sprint Spectrum Holding Company, L.P. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended and for the period from October 24, 1994 (date of inception) to December 31, 1994 and for the cumulative period from October 24, 1994 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Sprint Spectrum Holding Company, L.P. and its subsidiaries are in the development stage as of December 31, 1996.


/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 14, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


In our opinion, the balance sheet and the related statements of loss, of changes in partners capital and cash flows (not presented separately herein) present fairly, in all material respects, the financial position of American PCS, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Washington, DC
March 7, 1997

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          DECEMBER 31,    DECEMBER 31,
                                                              1996            1995
                                                          ------------    ------------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................   $     69,988    $      1,123
   Accounts receivable, net ...........................          3,310            --
   Receivable from affiliates .........................         12,901             340
   Inventory ..........................................         72,414            --
   Prepaid expenses and other assets, net .............         14,260             188
   Note receivable--unconsolidated partnership ........        226,670             655
                                                          ------------    ------------
     Total current assets .............................        399,543           2,306

INVESTMENT IN PCS LICENSES, net .......................      2,122,908       2,124,594

INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS ............        179,085          85,546

PROPERTY, PLANT AND EQUIPMENT, net ....................      1,408,680          31,897

MICROWAVE RELOCATION COSTS, net .......................        135,802            --

OTHER ASSETS, net .....................................         77,383            --
                                                          ------------    ------------
TOTAL ASSETS ..........................................   $  4,323,401    $  2,244,343
                                                          ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Advances from partners .............................   $    167,818    $       --
   Accounts payable ...................................        196,146          41,950
   Payable to affiliate ...............................          5,626           7,598
   Accrued expenses ...................................         81,230           1,700
   Current maturities of long-term debt ...............             49            --
                                                          ------------    ------------
     Total current liabilities ........................        450,869          51,248

LONG-TERM COMPENSATION OBLIGATION .....................         11,356           1,856

CONSTRUCTION OBLIGATIONS ..............................        714,934            --

LONG-TERM DEBT ........................................        686,192            --

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNER INTEREST IN CONSOLIDATED
   SUBSIDIARY .........................................         13,397          13,170

PARTNERS' CAPITAL AND ACCUMULATED DEFICIT:
   Partners' capital ..................................      3,003,484       2,291,806
   Deficit accumulated during the development stage ...       (556,831)       (113,737)
                                                          ------------    ------------
     Total partners' capital ..........................      2,446,653       2,178,069
                                                          ------------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ...............   $  4,323,401    $  2,244,343
                                                          ============    ============

See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                                    CUMULATIVE
                                                                                PERIOD FROM         PERIOD FROM
                                                                              OCTOBER 24, 1994    OCTOBER 24, 1994
                                                                                 (DATE OF            (DATE OF
                                              YEAR ENDED      YEAR ENDED       INCEPTION) TO       INCEPTION) TO
                                              DECEMBER 31,    DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                  1996            1995             1994                1996
                                              ------------    ------------    ----------------    ----------------
OPERATING REVENUES:
   Service ................................   $         33    $       --      $           --      $             33
   Equipment ..............................          4,142            --                  --                 4,142
                                              ------------    ------------    ----------------    ----------------

     Total operating revenues .............          4,175            --                  --                 4,175

OPERATING EXPENSES:
   Cost of service ........................         21,928            --                  --                21,928
   Cost of equipment ......................         14,148            --                  --                14,148
   Selling ................................         38,345             145                --                38,490
   General and administrative .............        274,352          66,195               3,294             343,841
   Depreciation and amortization ..........         11,275             211                  38              11,524
                                              ------------    ------------    ----------------    ----------------

     Total operating expenses .............        360,048          66,551               3,332             429,931
                                              ------------    ------------    ----------------    ----------------

LOSS FROM OPERATIONS ......................       (355,873)        (66,551)             (3,332)           (425,756)

OTHER INCOME (EXPENSE):
   Interest income ........................          8,593             460                  24               9,077
   Interest expense, net ..................           (323)           --                  --                  (323)
   Other income ...........................          1,586              38                --                 1,624
   Equity in loss of unconsolidated .......        (96,850)        (46,206)               --              (143,056)
   partnership
   Limited partner interest in net loss
     of consolidated subsidiary ...........           (227)          1,830                --                 1,603
                                              ------------    ------------    ----------------    ----------------

     Total other income (expense) .........        (87,221)        (43,878)                 24            (131,075)
                                              ------------    ------------    ----------------    ----------------

NET LOSS ..................................   $   (443,094)   $   (110,429)   $         (3,308)   $       (556,831)
                                              ============    ============    ================    ================


See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                        PARTNERS'                   ACCUMULATED
                                         CAPITAL       DEFICIT         TOTAL
                                       -----------   -----------    -----------
BALANCE, October 24, 1994 ..........   $      --     $      --      $      --

Contributions of capital ...........       123,438          --          123,438

Net loss ...........................          --          (3,308)        (3,308)
                                       -----------   -----------    -----------

BALANCE, December 31, 1994 .........       123,438        (3,308)       120,130

Contributions of capital ...........     2,168,368          --        2,168,368

Net loss ...........................          --        (110,429)      (110,429)
                                       -----------   -----------    -----------

BALANCE, December 31, 1995 .........     2,291,806      (113,737)     2,178,069

Contributions of capital ...........       711,678          --          711,678

Net loss ...........................          --        (443,094)      (443,094)
                                       -----------   -----------    -----------


BALANCE, December 31, 1996 .........   $ 3,003,484   $  (556,831)   $ 2,446,653
                                       ===========   ===========    ===========

See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                              CUMULATIVE
                                                                                          PERIOD FROM         PERIOD FROM
                                                                                        OCTOBER 24, 1994    OCTOBER 24, 1994
                                                                                           (DATE OF            (DATE OF
                                                           YEAR ENDED DECEMBER 31,       INCEPTION) TO       INCEPTION) TO
                                                        ----------------------------      DECEMBER 31,        DECEMBER 31,
                                                            1996            1995             1994                1996
                                                        ------------    ------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................   $   (443,094)   $   (110,429)   $         (3,308)   $       (556,831)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Equity in loss of unconsolidated partnership ...         96,850          46,206                --               143,056
     Limited partner interest in net loss of
       consolidated subsidiary ......................            227          (1,830)               --                (1,603)
     Depreciation and amortization ..................         11,275             211                  38              11,524
     Amortization of  debt discount and
       issuance costs ...............................         14,008            --                  --                14,008
     Loss on disposal of non-network equipment ......           --                31                --                    31
     Changes in assets and liabilities:
        Receivables .................................        (15,871)           (340)               --               (16,211)
        Inventory ...................................        (72,414)           --                  --               (72,414)
        Prepaid expenses and other assets ...........        (21,608)           (178)                (10)            (21,796)
        Accounts payable and accrued expenses .......        231,754          47,503               3,745             283,002
        Long-term compensation obligation ...........          9,500           1,856                --                11,356
                                                        ------------    ------------    ----------------    ----------------
          Net cash provided by (used in)
            operating activities ....................       (189,373)        (16,970)                465            (205,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................       (683,886)        (31,763)               (451)           (716,100)
  Proceeds on sale of equipment .....................           --                37                --                    37
  Microwave relocation costs ........................       (123,354)           --                  --              (123,354)
  Purchase of PCS licenses ..........................           --        (2,006,156)           (118,438)         (2,124,594)
  Investment in unconsolidated partnerships .........       (190,390)       (131,752)               --              (322,142)
  Loan to unconsolidated partnership ................       (231,964)           (655)               --              (232,619)
  Payment received on loan to unconsolidated
    partnership .....................................          5,950            --                  --                 5,950
                                                        ------------    ------------    ----------------    ----------------
          Net cash used in investing activities .....     (1,223,644)     (2,170,289)           (118,889)         (3,512,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from partners ............................        167,818            --                  --               167,818
  Proceeds from issuance of long-term debt ..........        674,201            --                  --               674,201
  Payments on long-term debt ........................            (24)           --                  --                   (24)
  Debt issuance costs ...............................        (71,791)           --                  --               (71,791)
  Partner capital contributions .....................        711,678       2,183,368             123,438           3,018,484
                                                        ------------    ------------    ----------------    ----------------
          Net cash provided by financing
            activities ..............................      1,481,882       2,183,368             123,438           3,788,688
                                                        ------------    ------------    ----------------    ----------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................         68,865          (3,891)              5,014              69,988

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......          1,123           5,014                --                  --
                                                        ------------    ------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............   $     69,988    $      1,123    $          5,014    $         69,988
                                                        ============    ============    ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     - Interest paid, net of amount capitalized .....   $        323    $       --      $           --      $            323

  NON-CASH INVESTING ACTIVITIES:
     - Capital expenditures and microwave
       relocation costs of $807,241 for the
       year ended December 31, 1996 are net
       of construction obligations of $714,934.

See notes to consolidated financial statements

             SPRINT SPECTRUM HOLDING COMPANY, L.P. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION

Sprint Spectrum Holding Company, L.P. (the "Company" and "Holdings") is a limited partnership formed in Delaware on March 28, 1995, by Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc. (formerly known as TCI Telephony Services, Inc. as successor to TCI Network Services), Cox Telephony Partnership and Comcast Telephony Services (together the "Partners"). Holdings was formed pursuant to a reorganization of the operations of an existing partnership, WirelessCo, L.P. ("WirelessCo") which transferred certain operating functions to Holdings. The Partners are subsidiaries of Sprint Corporation ("Sprint"), Tele-Communications, Inc. ("TCI"), Comcast Corporation ("Comcast") and Cox Communications, Inc. ("Cox", and together with Sprint, TCI and Comcast, the "Parents"), respectively. The Company and certain other affiliated partnerships offer services as Sprint PCS.

The Partners of the Company have the following ownership interests as of December 31, 1996 and 1995:

                  Sprint Enterprises, L.P.           40%
                  TCI Spectrum Holdings, Inc.        30%
                  Cox Telephony Partnership          15%
                  Comcast Telephony Services         15%

Each Partner's ownership interest consists of a 99% general partner interest and a 1% limited partnership interest.

The Company is consolidated with certain subsidiaries, including NewTelco, L.P. and Sprint Spectrum L.P. which, in turn, has several subsidiaries. Sprint Spectrum L.P.'s subsidiaries are Sprint Spectrum Equipment Company, L.P. ("EquipmentCo"), Sprint Spectrum Realty Company, L.P. ("RealtyCo"), Sprint Spectrum Finance Corporation ("FinCo"), and WirelessCo. MinorCo, L.P. ("MinorCo") held the remaining ownership interests in NewTelco, L.P., Sprint Spectrum L.P., EquipmentCo, RealtyCo and WirelessCo at December 31, 1996. RealtyCo and EquipmentCo were organized on May 15, 1996 for the purpose of holding PCS network-related real estate interests and assets. FinCo was formed on May 20, 1996 to be a co-obligor of the debt obligations discussed in Note 5.


VENTURE FORMATION AND AFFILIATED PARTNERSHIPS - A Joint Venture Formation Agreement (the "Formation Agreement"), dated as of October 24, 1994, and subsequently amended as of March 28, 1995, and January 31, 1996, was entered into by the Parents, pursuant to which the Parents agreed to form certain entities to (i) provide national wireless telecommunications services, including acquisition and development of personal communications service ("PCS") licenses, (ii) develop a PCS wireless system in the Los Angeles-San Diego Major Trading Area ("MTA") and (iii) take certain other actions.

On October 24, 1994, WirelessCo was formed and on March 28, 1995, additional partnerships were formed consisting of Holdings, MinorCo, NewTelco, L.P., and Sprint Spectrum L.P. The Partners' ownership interests in WirelessCo were initially held directly by the Partners as of October 24, 1994, the formation date of WirelessCo, but were subsequently contributed to Holdings and then to Sprint Spectrum L.P. on March 28, 1995.

Prior to July 1, 1996, substantially all wireless operations of Sprint Spectrum L.P. and subsidiaries were conducted at Holdings and substantially all operating assets and liabilities, with the exception of the interest in an unconsolidated subsidiary and the ownership interest in PCS licenses, were held at Holdings. As of July 1, 1996, Holdings transferred these net assets, and assigned agreements related to the wireless operations to which it was a party to Sprint Spectrum L.P., EquipmentCo and RealtyCo.

SPRINT SPECTRUM HOLDING COMPANY, L.P. (FORMERLY KNOWN AS MAJORCO, L.P.) PARTNERSHIP AGREEMENT - The Amended and Restated Agreement of Limited Partnership of MajorCo, L.P. (the "MajorCo Agreement"), dated as of January 31, 1996, among Sprint Enterprises, L.P., TCI Spectrum Holdings, Inc., Comcast Telephony Services and Cox Telephony Partnership provides that the purpose of the Company is to engage in wireless communications services. The MajorCo Agreement provides for the governance and administration of partnership business, allocation of profits and losses (including provisions for special and curative allocations), tax allocations, transactions with partners, disposition of partnership interests and other matters.

The MajorCo Agreement generally provides for the allocation of profits and losses according to each Partner's proportionate percentage interest, after giving effect to special allocations. After special allocations, profits are allocated to partners to the extent of and in proportion to cumulative net losses previously allocated. Losses are allocated, after considering special allocations, according to each Partner's allocation of net profits previously allocated.

The MajorCo Agreement provides for a planned capital amount to be contributed by the Partners ("Total Mandatory Contributions"), which represents the sum of $4.2 billion, which includes agreed upon values attributable to the contributions of certain additional PCS licenses by a Partner. The Total Mandatory Contributions amount is required to be contributed in accordance with capital contribution schedules to be set forth in approved annual budgets. The partnership board of Holdings may request capital contributions to be made in the absence of an approved budget or more quickly than provided for in an approved budget, but always subject to the Total Mandatory Contributions limit. The proposed budget for fiscal 1997 has not yet been approved by the partnership board. An additional Amended and Restated Capital Contribution Agreement (the "Amended Agreement") was executed effective October 2, 1996. The Amended Agreement recognizes that through December 31, 1995, approximately $2.2 billion of the Total Mandatory Contributions had been contributed to Sprint Spectrum L.P., and designates that $1.0 billion of the balance of the Total Mandatory Contributions amount shall be contributed to Sprint Spectrum L.P.

At December 31, 1996, approximately $3.0 billion of the Total Mandatory Contributions had been contributed by the Partners to Holdings and its affiliated partnerships, of which $2.6 billion had been contributed to Sprint Spectrum L.P.

PARENT UNDERTAKING - Each Parent has entered into an agreement which provides for certain undertakings by each Parent in favor of other Partners and which addresses certain obligations of the Parent pertaining to items including provision of services, confidentiality, foreign ownership, purchasing, restrictions on disposition and certain other matters.

DEVELOPMENT STAGE ENTERPRISES - The Company and its subsidiaries are development stage enterprises. The success of the Company's development is dependent on a number of business factors, including securing financing to complete network construction and fund initial operations, successfully deploying the PCS network and attaining profitable levels of market demand for Company products and services.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements have been prepared from the date of inception, October 24, 1994, for WirelessCo, and from the dates of inception, for other consolidated subsidiaries, through December 31, 1996. The assets, liabilities, results of operations and cash flows of entities in which the Company has a controlling interest have been consolidated. All significant intercompany accounts and transactions have been eliminated.

MinorCo, the limited partner, has been allocated approximately $227,000 in income and $1,830,000 of losses incurred by NewTelco, L.P. for the years ended December 31, 1996 and 1995, respectively, as losses in excess of the general partner's capital account (which consisted of $1,000) are to be allocated to the limited partner to the extent of its capital account.

TRADEMARK AGREEMENT - Sprint(R) is a registered trademark of Sprint Communications Company, L.P. and is licensed to the Company on a royalty-free basis pursuant to a trademark license agreement between the Company and Sprint.

REVENUE RECOGNITION - Operating revenues for PCS services are recognized as service is rendered. Operating revenues for equipment sales are recognized at the time the equipment is sold to a customer or an unaffiliated agent.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in Accounts payable in the consolidated balance sheets.

ACCOUNTS RECEIVABLE - Accounts receivable are net of an allowance for doubtful accounts of approximately $202,000 at December 31, 1996. No allowance was recorded for the year ended December 31, 1995.

INVENTORY - Inventory consists of wireless communication equipment (primarily handsets). Inventory is stated at lower of cost or replacement cost. Gains and losses on the sales of handsets are recognized at the time of sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Construction work in progress represents costs incurred to design and construct the PCS network. Repair and maintenance costs are charged to expense as incurred. When network equipment is retired, or otherwise disposed of, its book value, net of salvage, is charged to accumulated depreciation. When non-network equipment is sold, retired or abandoned, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Property, plant and equipment are depreciated using the straight-line method based on estimated useful lives of the assets. Depreciable lives range from 3 to 20 years.

INVESTMENT IN PCS LICENSES AND OTHER INTANGIBLES - During 1994 and 1995, the Federal Communications Commission ("FCC") auctioned PCS licenses in specific geographic service areas. The FCC grants licenses for terms of up to ten years, and generally grants renewals if the licensee has complied with its license obligations. The Company believes it has and will continue to meet all requirements necessary to secure renewal of its PCS licenses. The Company has also incurred costs associated with microwave relocation in the construction of the PCS network. Amortization of PCS licenses and microwave relocation costs will commence as each service area becomes operational, over estimated useful lives of 40 years. Amortization expense of $1,711,000 is included in Depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 1996. No amortization expense was recorded in 1995 or 1994. Interest expense capitalized pertaining to the acquisition of the PCS licenses has been included in Property, plant and equipment.

The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation. The Company currently expects the carrying amounts to be fully recoverable. Impairments of intangibles and long-lived assets are assessed based on an undiscounted cash flow methodology.

CAPITALIZED INTEREST - Interest costs associated with the construction of capital assets incurred during the period of construction are capitalized. The total capitalized in 1996 was approximately $30,461,000. There were no amounts capitalized in 1995 or 1994.

DEBT ISSUANCE COSTS - Included in Other assets are costs associated with obtaining financing. Such costs are capitalized and amortized to interest expense over the term of the related debt instruments using the effective interest method. Amortization expense for the year ended December 31, 1996 was approximately $1,944,000.

MAJOR CUSTOMER - The Company markets its products through multiple distribution channels, including Company-owned retail stores and third-party retail outlets. Sales to one third-party retail customer exceeded 10% of Equipment revenue in the consolidated statement of operations for the year ended December 31, 1996.

INCOME TAXES - The Company has not provided for federal or state income taxes since such taxes are the responsibility of the individual Partners.

FINANCIAL INSTRUMENTS - The carrying value of the Company's short-term financial instruments, including cash and cash equivalents, receivables from customers and affiliates and accounts payable approximates fair value. The fair value of the Company's long-term debt is based on quoted market prices for the same issues or current rates offered to the Company for similar debt. A summary of the fair value of the Company's long-term debt at December 31, 1996 is included in Note 5.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 financial statement presentation.


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31, 1996 and 1995 (in thousands):

                                                                  1996          1995
                                                               ----------    ----------
Land .......................................................   $      905    $     --
Buildings and leasehold improvements .......................       86,467          --
Office furniture and fixtures ..............................       68,210         2,902
Network equipment ..........................................      255,691          --
Telecommunications plant - construction work in progress ...    1,006,990        29,200
                                                               ----------    ----------
                                                                1,418,263        32,102
Less accumulated depreciation ..............................       (9,583)         (205)
                                                               ----------    ----------

                                                               $1,408,680    $   31,897
                                                               ==========    ==========

4. INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

AMERICAN PCS, L.P. - On January 9, 1995, WirelessCo acquired a 49% limited partnership interest in American PCS, L.P. ("APC"). American Personal Communications II, L.P. ("APC II") holds a 51% partnership interest in APC and is the general managing partner. The investment in APC is accounted for under the equity method. Concurrently with the execution of the partnership agreement, the Company entered into an affiliation agreement with APC which provides for the reimbursement of certain allocable costs and payment of affiliate fees. Effective August 31, 1996, WirelessCo's interest in APC, the existing loans to APC, and obligations to provide additional funding to APC were transferred to Holdings pursuant to an amendment to the partnership agreement. Summarized financial information is as follows (in thousands):

                                                     December 31,   December 31,
                                                         1996           1995
                                                     ------------   ------------
Total assets .....................................   $    331,556   $    237,326
Total liabilities ................................        450,690        171,180
Total revenues ...................................         71,838          5,153
Net loss .........................................        202,626         51,551

The partnership agreement between the Company and APC II specifies that losses are allocated based on percentage ownership interests and certain other factors. In January 1997, the Company and APC II amended the APC partnership agreement with respect to the allocation of profits and losses. For financial reporting purposes, profits and losses are to be allocated in proportion to Holdings' and APC

II's respective partnership interests, except for costs related to stock appreciation rights and interest expense attributable to the FCC interest payments which shall be allocated entirely to APC II.

Holding's investment in APC was approximately $75,546,000 at December 31, 1995. Holdings share of the losses of APC for the year ended December 31, 1996, totaling approximately $96,850,000, has exceeded its investment balance by approximately $20,554,000.

The unamortized excess of the Company's investment over its equity in the underlying net assets of APC at the date of acquisition was approximately $10,139,000. This excess investment has been eliminated as a result of the recognition of Holding's equity in APC's losses. Amortization included in equity in loss of unconsolidated partnership prior to such elimination totaled approximately $128,000 and $240,000 for the years ended December 31, 1996 and 1995, respectively.

The call option in APC acquired on January 9, 1995, provides the Company with the right to purchase an additional interest in APC from APC II in annual increments beginning five years after the initial PCS network build-out is completed. The first increment, an additional 20% of the APC II ownership interest, can be acquired in each of the fifth through seventh years with the remaining interest available for purchase in the eighth through tenth year. APC II also has the right to put a portion of its ownership interest to the Company on an annual basis beginning after the completion of the initial PCS network build-out, through the fifth anniversary date the greater of (i) one-fifth of APC II's initial percentage interest of 51% in APC or (ii) the portion of APC II's interest equal to APC II's obligation for annual FCC payments to be made by APC. The exercise price of the call and put options are based on the Fair Value, as defined, of APC at the date of exercise. The amount recorded at December 31, 1996 and 1995 for such option, net of accumulated amortization, was $9,250,000 and $10,000,000, respectively. As of December 31, 1996, APC II has not exercised any put options. The Company is committed to arrange or provide certain funding for procurement of APC's CDMA network. APC is under a contractual obligation to repay any amounts provided by the Company, plus interest.

During the initial five year build-out period, which began in December 1994, APC II and the Company are obligated as follows: (a) APC II is obligated to make capital contributions in an amount equal to the aggregate principal and interest payments to the FCC, provided APC II has sufficient cash flows or can obtain financing from a third party; (b) if APC II is unable to meet such obligation, the Company is required to contribute the shortfall, upon ten days prior notice. Under certain circumstances, APC II has the right and is obligated to exercise its put right to the extent necessary to fund additional capital contributions; (c) the Company is required to contribute to APC cash necessary for operations up to an amount of approximately $98 million; and (d) the Company is obligated to fund the cash requirements of APC in excess of that described in (a), (b), and (c) above, in the form of either loans or additional capital up to $275 million. As of December 31, 1996, $98 million of equity had been contributed and approximately $232 million of partner advances had been extended, fulfilling the Company's obligations under (c) and (d) above. In January 1997, additional advances of $20 million were extended. All advances were repaid in full in February 1997 and no further obligation for (c) and (d) above exists.

COX COMMUNICATIONS PCS, L.P. - On December 31, 1996, the Company acquired a 49% limited partner interest in Cox Communications PCS, L.P. ("Cox PCS"). Cox Pioneer Partnership ("CPP") holds a 50.5% general and a 0.5% limited partner interest and is the general and managing partner. The investment in Cox PCS is accounted for under the equity method. As of December 31, 1996, approximately $168 million in equity, including $2.45 million to PCS Leasing Co, L.P.

("LeasingCo"), a wholly owned subsidiary of Cox PCS, had been contributed to Cox PCS by the Company. The excess of the Company's investment over its equity in the underlying net assets on December 31, 1996 was approximately $32.7 million. A portion of the initial contribution totaling approximately $23 million was payable at December 31, 1996.

Under the terms of the partnership agreement, CPP and the Company are obligated as follows: (a) if the FCC consents to the assumption and recognition of the license payment obligations by Cox PCS, CPP is obligated to make capital contributions in an amount equal to such liability and related interest; (b) if the FCC does not consent, Cox PCS is obligated to reimburse Cox Communications, Inc. for interest payments exceeding the amount that would have been payable by Cox Communications, Inc. to the FCC had the interest rate been 5.875% through the date that Cox Communications, Inc. completes refinancing of the FCC liability; (c) the Company is obligated to make capital contributions of approximately $369,908,000 to Cox PCS; (d) the Company is not obligated to make any cash capital contributions upon the assumption by Cox PCS of the FCC payment obligations until CPP has contributed cash in an amount equal to the aggregate principal and interest of such obligations; and, (e) CPP and the Company are obligated to make additional capital contributions in an amount equal to such partner's percentage interest times the amount of additional capital contributions being requested. Additionally, the Company acquired a 49% limited partner interest in LeasingCo. LeasingCo is a limited partnership formed to acquire, construct or otherwise develop equipment and other personal property to be leased to Cox PCS. The Company is not obligated to make additional capital contributions beyond the initial funding of approximately $2,450,000.

Concurrently with the execution of the partnership agreement, the Company entered into an affiliation agreement with Cox PCS which provides for the reimbursement of certain allocable costs and payment of affiliate fees. For the year ended December 31, 1996, allocable costs of approximately $7,339,000 are netted against the related operating expense captions in the accompanying consolidated statement of operations and in receivables from affiliates in the consolidated balance sheet. In addition, the Company purchases certain equipment, such as handsets, on behalf of Cox PCS. Receivables from affiliates for handsets and related equipment were approximately $6 million at December 31, 1996.


5. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

Long-term debt consists of the following at of December 31, 1996 (in thousands):

11% Senior Notes due in 2006 ........................................   $250,000
12 1/2% Senior Discount Notes due in 2006, net
   of unamortized discount of $214,501 ..............................    285,499
Credit facility - term loan .........................................    150,000
Other ...............................................................        742
                                                                        --------

Total debt ..........................................................    686,241
Less current maturities .............................................         49
                                                                        --------

Long-term debt ......................................................   $686,192
                                                                        ========

SENIOR NOTES AND SENIOR DISCOUNT NOTES - In August 1996, Sprint Spectrum L.P. and Sprint Spectrum Finance Corporation (together, the "Issuers") issued $250 million aggregate principal amount of 11% Senior Notes due 2006 ("the Senior Notes"), and $500 million aggregate principal amount at maturity of 12 1/2% Senior Discount Notes due 2006 (the "Senior Discount Notes" and, together with the Senior Notes, the "Notes"). The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and generated proceeds of approximately $273 million. Cash interest on the Senior Notes will accrue at a rate of 11% per annum and is payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 1997. Cash interest will not accrue or be payable on the Senior Discount Notes prior to August 15, 2001. Thereafter, cash interest on the Senior Discount Notes will accrue at a rate of 12 1/2% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing February 15, 2002.

On August 15, 2001, the Issuers will be required to redeem an amount equal to $384.772 per $1,000 principal amount at maturity of each Senior Discount Note then outstanding ($192 million in aggregate principal amount at maturity, assuming all of the Senior Discount Notes remain outstanding at such date).

The Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after August 15, 2001 at the redemption prices set forth below, respectively, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12 month period beginning on August 15 of the years indicated below:

                                                                SENIOR DISCOUNT
                                                  SENIOR NOTES       NOTES
                                                   REDEMPTION     REDEMPTION
             YEAR                                     PRICE          PRICE
             ----                                 ------------  ---------------
  2001 .......................................      105.500%        110.000%
  2002 .......................................      103.667%        106.500%
  2003 .......................................      101.833%        103.250%
  2004 and thereafter ........................      100.000%        100.000%

In addition, prior to August 15, 1999, the Issuers may redeem up to 35% of the originally issued principal amount of the Notes. The redemption price of the Senior Notes is equal to 111.0% of the principal amount of the Senior Notes so redeemed, plus accrued and unpaid interest, if any, to the redemption date with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount of Senior Notes would remain outstanding immediately after giving effect to such redemption. The redemption price of the Senior Discount Notes is equal to 112.5% of the accreted value at the redemption date of the Senior Discount Notes so redeemed, with the net proceeds of one or more public equity offerings, provided that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to such redemption.

The Notes contain certain restrictive covenants, including (among other requirements) limitations on additional indebtedness, limitations on restricted payments, limitations on liens, and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries.

BANK CREDIT FACILITY - Sprint Spectrum L.P. (the "Borrower") entered into an agreement with The Chase Manhattan Bank ("Chase") as administrative agent for a group of lenders for a $2 billion bank credit facility dated October 2, 1996. The proceeds of this facility are to be used to finance working capital needs, subscriber acquisition costs, capital expenditures and other general Borrower purposes.

The facility consists of a revolving credit commitment of $1.7 billion and a $300 million term loan commitment, $150 million of which was drawn down subsequent to closing and $150 million of which was to be drawn within 90 days after closing. The amount available under the revolving credit facility was $450 million on December 31, 1996. There were no borrowings under the revolving credit facility as of December 31, 1996. The availability will be increased upon the achievement of certain financial and operating conditions as defined in the agreement. Commitment fees for the revolving portion of the agreement are payable quarterly based on average unused revolving commitments.

The revolving credit commitment expires July 13, 2005. Availability will be reduced in quarterly installments ranging from $75 million to $175 million commencing January 2002. Further reductions may be required after January 1, 2000, to the extent that the Borrower meets certain financial conditions. Subsequent to December 31, 1996, the Borrower drew down $200 million under the revolving credit facility.

The term loans are due in sixteen consecutive quarterly installments beginning January 2002 in aggregate principal amounts of $125,000 for each of the first fifteen payments with the remaining aggregate outstanding principal amount of the term loans due as the last installment.

Interest on the term loans and/or the revolving credit loans is at the applicable LIBOR rate plus 2.5% ("Eurodollar Loans"), or the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5% ("ABR Loans"), at the Company's option. The interest rate may be adjusted downward for improvements in the bond rating and/or leverage ratios. Interest on ABR Loans and Eurodollar Loans with interest period terms in excess of 3 months is payable quarterly. Interest on Eurodollar Loans with interest period terms of less than 3 months is payable on the last day of the interest period. As of December 31, 1996, the interest rate on the first $150 million term loan was 8.19%.

Borrowings under the Bank Credit Facility are secured by the Company's interests in WirelessCo, RealtyCo and EquipmentCo and certain other personal and real property (the "Shared Lien"). The Shared Lien equally and ratably secures the Bank Credit Facility, the Vendor Financing (Note 6) and certain other indebtedness of the Company. The credit facility is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

The Bank Credit Facility agreement and Vendor Financing agreements (Note 6) contain certain restrictive financial and operating covenants, including (among other requirements) maximum debt ratios (including debt to total capitalization), limitations on capital expenditures, limitations on additional indebtedness and limitations on dividends and other payment restrictions affecting certain restricted subsidiaries. The loss of the right to use the Sprint trademark, the termination or non-renewal of any FCC license that reduces population coverage below specified limits, or changes in controlling interest in the Company, as defined, among other provisions, constitute events of default.

The estimated fair value of the Company's long-term debt at December 31, 1996 is as follows (in thousands):

                                                     Carrying         Estimated
                                                      Amount         Fair Value
                                                     --------        ----------
11% Senior Notes                                     $250,000         $270,625
12 1/2% Senior Discount Notes                         285,499          337,950
Credit facility - term loan                           150,000          151,343


At December 31, 1996, scheduled maturities of long-term debt during each of the next five years are as follows (in thousands):

                       1997                   $     49
                       1998                         54
                       1999                         60
                       2000                         66
                       2001                    192,459


6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - Minimum rental commitments as of December 31, 1996, for all noncancelable operating leases, consisting principally of leases for cell and switch sites and office space, are as follows (in thousands):

                       1997                   $ 68,616
                       1998                     61,186
                       1999                     57,407
                       2000                     38,356
                       2001                     13,468

Gross rental expense for cell and switch sites aggregated approximately $13,097,000 for the year ended December 31, 1996. Gross rental expense for office space approximated $11,432,000, $687,000 and $105,000 for the years ended December 31, 1996 and 1995, and the period from October 24, 1994 (date of inception) through December 31, 1994, respectively. Certain leases contain renewal options that may be exercised from time to time and are excluded from the above amounts.

PROCUREMENT CONTRACTS - On January 31, 1996, the Company entered into procurement and services contracts with AT&T Corp. (subsequently assigned to Lucent Technologies, Inc., "Lucent") and Northern Telecom, Inc. ("Nortel" and together with Lucent, the "Vendors") for the engineering and construction of a PCS network. Each contract provides for an initial term of ten years with renewals for additional one-year periods. The Vendors must achieve substantial completion of the PCS network within an established time frame and in accordance with criteria specified in the procurement contracts. Pricing for the initial equipment, software and engineering services has been established in the procurement contracts. The procurement contracts provide for payment terms based on delivery dates, substantial completion dates, and final acceptance dates. In the event of delay in the completion of the PCS network, the procurement contracts provide for certain amounts to be paid to the Company by the Vendors. The minimum commitments for the initial term are $0.8 billion and $1.0 billion from Lucent and Nortel, respectively, which include, but are not limited to, all equipment required for the establishment and installation of the PCS network.

HANDSET PURCHASE AGREEMENTS - In June, 1996, the Company entered into a three-year purchase and supply agreement with a vendor for the purchase of handsets and other equipment totaling approximately $500 million. During 1996, the Company purchased $85 million under the agreement. The total purchase commitment must be satisfied by April 30, 1998.

In September, 1996, the Company entered into a second three-year purchase and supply agreement for the purchase of handsets and other equipment totaling more than $600 million. Purchases under the second agreement will commence on or after April 1, 1997, and the total purchase commitment must be satisfied during the three-year period after the initial handset purchase.

VENDOR FINANCING - As of October 2, 1996, the Company entered into financing agreements with Nortel and Lucent for multiple drawdown term loan facilities totaling $1.3 billion and $1.8 billion, respectively. The proceeds of such facilities are to be used to finance the purchase of goods and services provided by the Vendors.

Nortel has committed to provide financing in two phases. During the first phase, Nortel will finance up to $800 million. Once the full $800 million has been utilized and the Company obtains additional equity commitments and/or subordinated unsecured loans of at least $400 million and achieves certain operating conditions, Nortel will finance up to an additional $500 million. The amount available under the Nortel facility was $1.3 billion on December 31, 1996. In addition, the Company will be obligated to pay origination fees on the date of the initial draw down loan under the first and second phases. The Nortel agreement terminates on the earliest of (a) the date the availability under the commitments is reduced to zero, (b) December 31, 2000, or (c) March 31, 1997 if no borrowings under the agreements have been drawn.

Lucent has committed to financing up to $1.5 billion through December 31, 1997, and up to an aggregate of $1.8 billion thereafter. The Company pays a facility fee on the daily amount of loans outstanding under the agreement, payable quarterly. The Lucent agreement terminates June 30, 2001. Subsequent to December 31, 1996, the Company borrowed approximately $274 million under the Lucent facility.

Certain amounts included under Construction Obligations on the consolidated balance sheet may be financed under the Vendor Financing agreements.

The principal amounts of the loans drawn under both the Nortel and Lucent agreements are due in twenty consecutive quarterly installments, commencing on the date which is thirty-nine months after the last day of such "Borrowing Year" (defined in the agreements as any one of the five consecutive 12-month periods following the date of the initial drawdown of the loan). The aggregate amount due each year is equal to percentages ranging from 10% to 30% multiplied by the total principal amount of loans during each Borrowing Year.

The agreements provide two borrowing rate options. During the first phase of the Nortel agreement and throughout the term of the Lucent agreement "ABR Loans" bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 2%. "Eurodollar Loans" bear interest at the London interbank (LIBOR) rate (any one of the 30-, 60- or 90-day rates, at the discretion of the Company), plus 3%. During the second phase of the Nortel agreement, ABR Loans bear interest at the greater of the prime rate or 0.5% plus the Federal Funds effective rate, plus 1.5%; and Eurodollar loans bear interest at the LIBOR rate plus 2.5%. Interest from the date of each loan through one year after the last day of the Borrowing Year is added to the principal amount of each loan. Thereafter, interest is payable quarterly.

Borrowings under the Vendor Financing are secured by the Shared Lien (Note 5). The Vendor Financing is jointly and severally guaranteed by WirelessCo, RealtyCo and EquipmentCo and is non-recourse to the Parents and the Partners.

SERVICE AGREEMENT - The Company has entered into an agreement with a vendor to provide PCS call record and retention services. Monthly rates per subscriber are variable based on overall subscriber volume. If subscriber fees are less than specified annual minimum charges, the Company will be obligated to pay the difference between the amounts paid for processing fees and the annual minimum. Annual minimums range from $20 million to $60 million through 2001.

The agreement extends through December 31, 2001, with two automatic, two-year renewal periods, unless terminated by the Company. The company may terminate the agreement prior to the expiration date, but would be subject to specified termination penalties.

8. EMPLOYEE BENEFITS

Employees performing services for the Company were employed by Sprint Corporation through December 31, 1995. Amounts paid to Sprint Corporation relating to pension expense and employer contributions to the Sprint Corporation 401(k) plan for these employees approximated $323,000 in 1995. No expense was incurred through December 31, 1994.

The Company maintains short-term and long-term incentive plans. All salaried employees are eligible for the short-term incentive plan commencing at date of hire. Short-term incentive compensation is based on incentive targets established for each position based on the Company's overall compensation strategy. Targets contain both an objective Company component and a personal objective component. Charges to operations for the short-term plan approximated $12,332,000 and $3,491,000 for the years ended December 31, 1996 and 1995, respectively. No expense was incurred through December 31, 1994.

LONG-TERM COMPENSATION OBLIGATION - Effective July 1, 1996, a long-term compensation plan was adopted. Employees meeting certain eligibility requirements are considered to be participants in the plan. Participants will receive 100% of the pre-established targets for the period from July 1, 1995 to June 30, 1996 (the "Introductory Term"). Participants may elect a payout of the amount due or convert 50% or 100% of the award to appreciation units. Unless converted to appreciation units, payment for the Introductory Term will be made in the third quarter of 1998. Appreciation units vest 25% per year commencing on the second anniversary of the date of grant. Participants have until March 15, 1997 to make payout or conversion elections. For the years ended December 31, 1996 and 1995, $9.5 million and $1.9 million, respectively, has been expensed. The ultimate liability will be based on actual payout vs. conversion elections and the final results of an independent valuation of the

Company as of June 30, 1997. The Company has applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" for 1996. No significant difference would have resulted if SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

SAVINGS PLAN - Effective January, 1996, the Company established a savings and retirement program (the "Savings Plan") for certain employees, which is intended to qualify under Section 401(k) of the Internal Revenue Code. Most permanent full-time, and certain part-time, employees are eligible to become participants in the plan after one year of service or upon reaching age 35, whichever occurs first. Participants make contributions to a basic before tax account and supplemental before tax account. The maximum contribution for any participant for any year is 16% of such participant's compensation. For each eligible employee who elects to participate in the Savings Plan and makes a contribution to the basic before tax account, the Company makes a matching contribution. The matching contributions equal 50% of the amount of the basic before tax contribution of each participant up to the first 6% that the employee elects to contribute. Contributions to the Savings Plan are invested, at the participants discretion, in several designated investment funds. Distributions from the Savings Plan generally will be made only upon retirement or other termination of employment, unless deferred by the participant. Expense under the Savings Plan approximated $1,125,000 in 1996.

PROFIT SHARING (RETIREMENT) PLAN - Effective January, 1996, the Company established a profit sharing plan for its employees. Employees are eligible to participate in the plan after completing one year of service. Profit sharing contributions are based on the compensation, age, and years of service of the employee. Profit sharing contributions are deposited into individual accounts of the Company's 401(k) plan. Vesting occurs once a participant completes five years of service. For the year ended December 31, 1996, expense under the profit sharing plan approximated $726,000.

9. RELATED PARTY TRANSACTIONS

BUSINESS SERVICES - The Company reimburses Sprint Corporation for certain accounting and data processing services, for participation in certain advertising contracts, for certain cash payments made by Sprint Corporation on behalf of the Company and other management services. The Company is allocated the costs of such services based on direct usage. Allocated expenses of approximately $11,900,000 and $2,646,000 are included in Selling and General and administrative expense in the consolidated statement of operations for 1996 and 1995, respectively. No reimbursement was made through December 31, 1994.

PAGING SERVICES - In 1996, the Company commenced paging services pursuant to agreements with Paging Network Equipment Company ("PageNet") and Sprint Communications Company, L.P. ("Sprint Communications"). For the year ended December 31, 1996, Sprint Communications received agency fees of approximately $4.9 million.

ADVANCES FROM PARTNERS - In December 1996, the Partners advanced approximately $168 million to the Company, which was contributed to Cox PCS (Note 4). The advances bear interest at the prime rate (8.25% at December 31, 1996) and were repaid in February 1997.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands):

               1996                     First      Second     Third      Fourth
               ----                     -----      ------     -----      ------
Operating revenues .................   $  --      $  --      $   --     $  4,175
Operating expenses .................    30,978     46,897      87,135    195,038
Net loss ...........................    67,425     90,770     101,497    183,402

               1995
               ----
Operating revenues .................   $  --      $  --      $   --     $   --
Operating expenses .................     3,655      4,589      11,844     46,463
Net loss ...........................     6,789      9,718      19,488     74,434

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TCI COMMUNICATIONS, INC.



Dated:  March 28, 1997                          By /s/ Leo J. Hindery, Jr.
                                                   --------------------------
                                                   Leo J. Hindery, Jr.
                                                   President and Chief
                                                    Executive Officer

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


                 Signature                           Title                                      Date
                 ---------                           -----                                      ----

 /s/   John C. Malone                        Chairman of the Board                           March 28, 1997
---------------------------------------           and Director
       John C. Malone



 /s/   Donne F. Fisher                       Director                                        March 28, 1997
---------------------------------------
       Donne F. Fisher



 /s/   Leo J. Hindery, Jr.                   President, Chief Executive                      March 28, 1997
---------------------------------------         Officer and Director
       Leo J. Hindery, Jr.



 /s/   Stephen M. Brett                      Senior Vice President                           March 28, 1997
---------------------------------------           and Secretary
       Stephen M. Brett



 /s/   Brendan R. Clouston                   Senior Vice President                           March 28, 1997
---------------------------------------           and Chief Financial Officer
       Brendan R. Clouston                        (Principal Financial Officer)




 /s/   Gary K. Bracken                       Senior Vice President and                       March 28, 1997
---------------------------------------           Controller
       Gary K. Bracken                            (Principal Accounting Officer)




                                 EXHIBIT INDEX


Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1    Restated Certificate of Incorporation, dated as of January 11, 1996, as amended on January 11, 1996 and
             February 6, 1996.
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1995 (Commission File No. 0-5550).

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

    10.3     Tele-Communications, Inc. 1996 Stock Incentive Plan. *
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.4     Restated and Amended Employment Agreement, dated as of November 1, 1992, between the Company and John C.
             Malone.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission
                       File No. 0-5550).

    10.5     Assignment and Assumption Agreement, dated as of August 4, 1994, among TCI/Liberty Holding Company, Tele-
             Communications, Inc. and John C. Malone.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K dated December 31,
                       1994, as amended by Form 10-K/A (Commission File No. 0-5550).

    10.6     Restricted Stock Award Agreement, made as of December 10, 1992, among Tele-Communications, Inc., Donne F.
             Fisher and WestMarc Communications, Inc.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1992, as amended by Form 10-K/A for the year ended December 31, 1992 (Commission
                       File No. 0-5550).


                                                                     (continued)

    10.7     Consulting Agreement, dated as of January 1, 1996, between Tele-Communications, Inc. and Donne F. Fisher.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.8     Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission
                       File No. 0-5550).

    10.9     Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission
                       File No. 0-5550).

    10.10    Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s
             1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                       Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.11    Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding
             Company and grantee relating to assumption of options and related stock appreciation rights granted under
             Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-
             Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                       Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.12    Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding
                Company and grantee relating to assumption of options and related stock appreciation rights under Tele-
                Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-
                Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Post Effective Amendment No. 1 to Form S-4
                       Registration Statement on Form S-8 Registration Statement (Commission File No. 33-54263).

    10.13    Form of Indemnification Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                       December 31, 1993, as amended by Form 10-K/A for the year ended December 31, 1993 (Commission
                       File No. 0-5550).

                                                                     (continued)

    10.14    Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual Report on Form 10-K dated December 31,
                       1994, as amended by Form 10-K/A (Commission File No. 0-5550).

    10.15    Qualified Employee Stock Purchase Plan of Tele-Communications, Inc., as amended.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-57635).

    10.16    Form of Restricted Stock Award Agreement for 1995 Award of Series A TCI Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
             Form of Restricted Stock Award Agreement for 1995 Award of Series A Liberty Media Group Restricted Stock
             pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.17    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-
             Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.18    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the
             Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.19    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-
             Communications, Inc. 1995 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

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

                                                                     (continued)

    10.21    Form of Non-Qualified Stock Option and Stock Appreciation Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-
                Communications, Inc. 1996 Stock Incentive Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

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

    10.24    Restricted Stock Award Agreement, made as of July 1, 1996, among Tele-Communications, Inc., Brendan
             Clouston and WestMarc Communi-cations, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1996 (Commission File No. 0-20421).

    10.25    Option Agreement, dated as of December 4, 1996, by and between TCI Satellite Entertainment, Inc. and
             Brendan R. Clouston.*
                    Incorporated herein by reference to the TCI Satellite Entertainment, Inc. Annual Report on Form 10-K
                       for the year ended December 31, 1996 (Commission File No. 0-21317).

    10.26    Form of Option to Purchase Common Stock Agreement made as of the 1st day of December 1996 by and among TCI
             Telephony Services, Inc., Grantee and Tele-Communications, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1996 (Commission File No. 0-20421).

    10.27    Form of Option to Purchase Common Stock Agreement made as of the 1st day of December 1996 by and among TCI
             Wireline, Inc., Grantee and Tele-Communications, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1996 (Commission File No. 0-20421).


                                                                     (continued)

    10.28    Employee Stock Purchase Plan for Bargaining Unit Employees of United Cable Television of Baltimore Limited
             Partnership.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-60839).

    10.29    Employee Stock Purchase Plan for Bargaining Unit Employees of Heritage Cable Vision Associates, L.P. D/B/A
             TCI of Michiana.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-60843).

    10.30    Employee Stock Purchase Plan for Bargaining Unit Employees of UACC Midwest, Inc. d/b/a TCI of Central
             Indiana.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-64827).

    10.31    The Settlement Plan and Rabbi Trust Agreement Entered into Pursuant to Thomas Adams, Mark Adamski, et. al.
             v. TCI of Northern New Jersey, Inc. and the Tele-Communications, Inc. Employee Stock Purchase Plan.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-64829).

    10.32    Employee Stock Purchase Plan for Bargaining Unit Employees of TCI of Northern New Jersey, Inc.*
                    Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8
                       (Commission File No. 33-64831).

    10.33    Parents Agreement, dated as of July 24, 1995, among Viacom, Inc., Tele-Communications, Inc. and TCI
                Communications, Inc.
             Subscription Agreement, dated as of July 24, 1995, among Viacom International, Inc., Tele-Communications,
                Inc. and TCI Communications, Inc.
             Implementation Agreement, dated as of July 24, 1995, between Viacom International, Inc. and Viacom
                International Services, Inc.
                    Incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 26, 1995
                       (Commission File No. 0-5550).

    10.34    Amended and Restated Agreement of Limited Partnership of MajorCo, L.P., dated as of January 31, 1996, among
                Sprint Spectrum, L.P., TCI Network Services, Comcast Telephony Services and Cox Telephony Partnership.
             Second Amended and Restated Joint Venture Formation Agreement, dated as of January 31, 1996, by and between
                Sprint Corporation, Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.
             Parents Agreement, dated as of January 31, 1996, by Tele-Communications, Inc. and Sprint Corporation.
                    Incorporated herein by reference to Tele-Communications, Inc.'s Current Report on Form 8-K, dated
                       February 9, 1996 (Commission File No. 0-20421).

                                                                     (continued)

    10.35    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon
             Communications, Inc., ECP Holdings, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.36    Consent and Amendment of Amended Agreement of Partnership for Halcyon Communications Partners, dated as of
             January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc. and Fisher Communications
             Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.37    Assignment and Assumption Agreement, made as of January 31, 1996, between ECP Holdings, Inc. and Fisher
             Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.38    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and ECP
             Holdings, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.39    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon
             Communications, Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI
             Cablevision of Utah, Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.40    Consent and First Amendment of Amended and Restated Agreement of Limited Partnership for Halcyon
             Communications Limited Partnership, dated as of January 31, 1996, by and among Halcyon Communications,
             Inc., American Televenture of Minersville, Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah,
             Inc., TEMPO Cable, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.41    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Utah, Inc. and
             Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

                                                                     (continued)

    10.42    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI
             Cablevision of Utah, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.43    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI Cablevision of Nevada, Inc.
             and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.44    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TCI
             Cablevision of Nevada, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.45    Assignment and Assumption Agreement, made as of January 31, 1996, between American Televenture of
             Minersville, Inc. and Fisher Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.46    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and
                 American Televenture of Minersville, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.47    Assignment and Assumption Agreement, made as of January 31, 1996, between TEMPO Cable, Inc. and Fisher
                 Communications Associates, L.L.C.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

    10.48    Option Agreement, dated as of January 31, 1996, between Fisher Communications Associates, L.L.C. and TEMPO
                 Cable, Inc.
                    Incorporated herein by reference to the Tele-Communications, Inc. Annual Report on Form 10-K for the
                       year ended December 31, 1995 (Commission File No. 0-20421).

21- Subsidiaries of TCI Communications, Inc.

23.1- Consent of KPMG Peat Marwick LLP.

23.2- Consent of Deloitte & Touche LLP.

23.3- Consent of Price Waterhouse LLP.

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.