Form 10-K/A
period 1996-12-31
TCI COMMUNICATIONS INC
filed 1997-04-30
CIK 96903

                                UNITED STATES

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

Commission File Number 0-5550



                           TCI COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                              84-0588868
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         5619 DTC Parkway
        Englewood, Colorado                                  80111
----------------------------------------                ---------------
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ------

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

Dated:  April 30, 1997               TCI COMMUNICATIONS, INC.
                                     (Registrant)


                                     By     /s/ Stephen M. Brett
                                       ----------------------------------------
                                            Stephen M. Brett
                                            Senior Vice President and
                                               General Counsel

                                   PART III.


Item 10.         Directors and Executive Officers of the Registrant.

         The following lists the directors and executive officers of TCI Communications, Inc. ("TCIC" or the "Company"), their birth dates, a description of their business experience and positions held with the Company as of April 15, 1997. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.

            Name                                                  Positions
----------------------------         ------------------------------------------------------------------
John C. Malone                       Director of TCIC since 1973; Chief Executive Officer of TCIC from  March
Born March 7, 1941                   of 1992 to October  of 1994 and President  of TCIC from 1973 to  October of 1994; Tele-Communications, Inc. ("TCI") director  since June of 1994;
                                     Chairman  of  the Board  of  TCI  from  November  1996; Chief  Executive
                                     Officer  of TCI  since January  of 1994;  President of  TCI from January
                                     1994 through March  1997; is President and  a director of many  of TCI's subsidiaries; also  a director of  BET Holdings,  Inc., The Bank  of New
                                     York and TCI Satellite  Entertainment, Inc. ("Satellite").  Chairman  of
                                     the  Board and  a director  of  Tele-Communications International,  Inc.
                                     ("Inter-national")  since   May  1995  and   director  of  TCI   Pacific
                                     Communications, Inc. since July 1996.

Kim Magness                          TCIC director from 1985 to  August of 1994 and since January of 1996; TCI
Born May 17, 1952                    director since  June of 1994;  manages numerous personal and  business investments, and is Chairman and  President of a company developing liners for irrigation canals.

John W. Gallivan                     Chairman  of  the  Board of  Kearns-Tribune  Corporation  ("Kearns"),  a
Born June 28, 1915                   newspaper  publishing concern;  also a  director  of Silver  King Mining
                                     Company; TCI director  since June of  1994; TCIC director  from 1980  to
                                     August of 1994 and since January of 1996.

Donne  F. Fisher                     Director  of TCIC since 1980  and of TCI since  June of 1994.  Executive
Born May 24, 1938                    Vice President  of TCIC from  December of 1991  to October of  1994; was previously Senior Vice  President of TCIC since 1982 and Treasurer since
                                     1970;  Executive Vice  President  of TCI  from  January of  1994 through
                                     January 1, 1996.   On January 1, 1996, Mr. Fisher  resigned his position
                                     of Executive Vice President of TCI;  Mr. Fisher has  provided consulting services to  TCI  since January  of  1996; also  a director  of  General
                                     Communication, Inc., DMX Inc. and United Video Satellite Group, Inc.

Leo J. Hindery, Jr.                  In  March of 1997,  Mr. Hindery  joined TCI  as its President  and Chief
Born October 31, 1947                Operating  Officer.    Mr.  Hindery  was  previously  founder,  Managing
                                     General Partner and  Chief Executive Officer of InterMedia  Partners and
                                     its affiliated  entities  since  1988.    Mr.  Hindery  was  also  named
                                     President and a director of TCIC in March of  1997.

                                                                     (continued)





                                     III-1

            Name                                                  Positions
----------------------------         ------------------------------------------------------------------
Brendan R. Clouston                  Senior Vice President and Chief Financial Officer of  TCIC from March of
Born April 28, 1953                  1997 to April  of 1997;  President and Chief  Executive Officer of  TCIC
                                     from October  of 1994 to  March of  1997; Executive  Vice President  and
                                     Chief Operating Officer of  TCIC from March of 1992 to  October of 1994;
                                     previously  Senior  Vice  President of  TCIC  since  December  of  1991;
                                     Executive  Vice President  of  TCI since  January  of 1994;  named Chief
                                     Financial Officer of TCI in March 1997.

Marvin Jones                         Appointed  TCIC Executive Vice President and  Chief Operating Officer in
Born September 11, 1937              March 1997.  Named TCIC  director in 1997.   President of one of  TCIC's
                                     three cable units  since November 1,  1996.   Consultant since  December
                                     1991 in the cable television industry.

Stephen M. Brett                     Appointed Senior  Vice  President and  General  Counsel  of TCIC  as  of
Born September 20, 1940              December  of  1991.    Executive Vice  President,  General  Counsel  and
                                     Secretary of TCI since  January of 1994.   Vice President and  Secretary
                                     and a director of most of TCI's subsidiaries.

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

Sadie N. Decker                      TCIC Senior Vice President from  October, 1994; was Vice  President from
Born October 8, 1939                 April,  1993  through  October, 1994;  Executive  Director  with  Martin
                                     Marietta  Astronautics  (the  predecessor   company  to  Lockheed-Martin
                                     Astronautics) from 1985 through April, 1993.

Gerald W. Gaines                     Appointed TCIC  Senior Vice President  of Telephony Services  in October
Born May 29, 1956                    1994;  President and Chief Executive  Officer of TCI Telephony Services,
                                     Inc.  since April,  1995; was  President  and founder  of  GCG, Inc.  (a management services  firm serving the telecommunications  industry) from
                                     1991 to 1994.


                                                                     (continued)





                                     III-2

            Name                                                  Positions
----------------------------         ------------------------------------------------------------------
Bruce W. Ravenel                     Senior Vice President  of TCIC; President and Chief Executive Officer of
Born January 25, 1950                TCI.NET, Inc., a business  unit of TCI, since January, 1996.  Was Senior
                                     Vice President and  Chief Operating Officer of  TCI Technology Ventures,
                                     Inc., a  subsidiary of TCI,  since March, 1994.   Was Vice  President of
                                     TCI  Technology, Inc.,  another  subsidiary of  TCI,  from 1992  through
                                     March, 1994.

Jedd S. Palmer                       TCIC  Senior Vice  President-Programming  from  August, 1994;  was  Vice
Born July 28, 1954                   President-Programming from  1992 through  August, 1994  and Director  of
                                     Programming from January, 1991 through early 1992.

Camille K. Jayne                     TCIC   Senior   Vice   President   since   January,   1996;   was   Vice
Born June 15, 1952                   President/Senior  Consultant with  Ryan  Partnership  from 1994  through
                                     January,  1996;  prior  to  that  was  Senior  Director/Co-Chairman  New
                                     Ventures of Ameritech Regional Bell Operating Company  from 1992 through
                                     1994; was First Vice President of Comerica Bank from 1987 through 1992.



         Mr. Bob Magness, founder and Chairman of the Board of TCI, died in November of 1996. Mr. Magness had been Chairman of the Board and director of TCI since June of 1994 and of TCIC (predecessor company to TCI) since 1973. He had been a TCIC director since 1968.

         Mr. Barry P. Marshall was Executive Vice President and Chief Operating Officer of TCIC from October of 1994 through March of 1997. In March of 1997, Mr. Marshall resigned his position as Executive Vice President and Chief Operating Officer of TCIC. Mr. Marshall was Executive Vice President and Chief Operating Officer of TCI Cable Management Corporation, TCIC's primary operating subsidiary, from March of 1992 through January 1, 1994, where he directly oversaw all of TCIC's regional operating divisions. From 1986 to March of 1992, Mr. Marshall was Vice President and Chief Operating Officer of TCIC's largest regional operating division.

         Mr. Gary S. Howard was President of Satellite from February 1995 and a director of Satellite from November of 1996. Additionally, Mr. Howard was Senior Vice President of TCIC from October 1994 to December of 1996. Mr. Howard served as Vice President of TCIC from December 1991 through October 1994. Upon consummation of the Distribution, Mr. Howard's employment with the Company terminated.

         Ms. Barbara J. Mowry was President of one of TCIC's three cable operating units since November of 1996 and was Senior Vice President-Customer Satisfaction since June of 1995. Ms. Mowry resigned her positions with the Company in April of 1997.

         There are no family relations, of first cousin or closer, among the above named individuals, by blood, marriage or adoption, except that Bob Magness and Kim Magness were father and son.

         During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.





                                     III-3

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TCIC's executive officers and directors, and persons who own more than ten percent of a registered class of TCIC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish TCIC with copies of all
Section 16(a) forms they file.

         Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TCIC with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TCIC believes that, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

         Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TCIC with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TCIC believes that, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that one report each, covering the initial reporting of shareholdings, was filed late by Messrs. Gary Bracken, Stephen Brett, Brendan Clouston, Donne Fisher, John Gallivan, Leo Hindery, Bob Magness, Kim Magness, John Malone, Bernard Schotters and Robert Thomson.

Item 11.         Executive Compensation.

         (a)     Summary Compensation Table of TCI Communications, Inc.

         The following table shows, for the three years ended December 31, 1996, all forms of compensation for the Chief Executive Officer and each of the five most highly compensated executive officers of TCIC, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1996. Additionally, the following table includes disclosure of all forms of compensation paid by the Company to Mr. Gary S. Howard during the year ended December 31, 1996.

         On December 4, 1996, TCI distributed (the "Distribution") to the holders of shares of TCI Group common stock all of the issued and outstanding common stock of Satellite. Certain directors, officers and employees of TCI and its subsidiaries have been granted options to purchase shares of Series A TCI Group common stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group common stock ("TCI SARs"). The TCI Options and TCI SARs have been granted pursuant to various stock plans of TCI (the "TCI Plans"). The TCI Plans give the Board of Directors of TCI (the "TCI Board") the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain transactions, of which the Distribution of Satellite was one.

                                                                     (continued)





                                     III-4

         The TCI Board determined that, immediately prior to the Distribution, each TCI Option would be divided into two separately exercisable options: (i) an option to purchase TCI Satellite Entertainment, Inc. Series A common stock ("SATCo Option"), exercisable for the number of shares of TCI Satellite Entertainment, Inc. Series A common stock ("SATCo Series A Stock") that would have been issued in the Distribution in respect of the shares of Series A TCI Group common stock ("TCI Group Series A Stock") subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the record date of the Distribution, and containing substantially equivalent terms as the existing TCI Option, and (ii) an option to purchase TCI Group Series A Stock (a "TCI Group Series A Option"), exercisable for the same number of shares of TCI Group Series A Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the SATCo Option and the TCI Group Series A Option into which it was divided, and all other terms, including date of grant, of the SATCo Option and TCI Group Series A Option are in all material respects the same as the terms of such TCI Option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding TCI Group Series A SARs and SATCo SARs instead of TCI SARs, and to outstanding restricted stock awards, resulting in the holders thereof holding restricted shares of SATCo Series A Stock in addition to restricted stock of TCI Group Series A Stock, effective immediately prior to the Distribution. The foregoing adjustments were made pursuant to the anti-dilution provisions of the TCI Plans pursuant to which the respective TCI Group Series A Options and TCI Group Series A SARs were granted.

         Prior to the Distribution, TCI and Satellite entered into an agreement to sell to each other from time to time at the then current market price shares of TCI Group Series A Stock and SATCo Series A Stock, respectively, as necessary to satisfy their respective obligations under such securities.

         TCI, in addition to the TCI Group Series A Stock, has shares of the Tele-Communications, Inc. Series B TCI Group common stock ("TCI Group Series B Stock") the Tele-Communications, Inc. Series A Liberty Media Group common stock ("Liberty Group Series A Stock"), and the Tele-Communications, Inc. Series B Liberty Media Group common stock ("Liberty Group Series B Stock") outstanding. Prior to the Distribution, Satellite was a member of the TCI Group and all of the assets and businesses transferred to Satellite were included in the TCI Group. Accordingly, the Distribution was made to the TCI Group Stockholders and the holders of Liberty Media Group Common Stock did not participate in the Distribution.

         Effective January 14, 1997, TCI issued a stock dividend to holders of Liberty Media Group common stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock owned and one share of Liberty Group Series A Stock for every two shares of Liberty Group Series B Stock owned (the "Liberty Group Stock Dividend"). As a result of the Liberty Group Stock Dividend, the number of options granted to purchase Liberty Series A Stock and the price to purchase such options have been adjusted.

                                                                     (continued)





                                     III-5

                                                                           Long-Term Compensation
                                                                          ------------------------
                               Annual Compensation                               Awards
                        ----------------------------------         -------------------------------------
                                                                 Other                           Securities
                                                                 Annual       Restricted         Underlying       All Other
                                                                Compen-          Stock            Options/          Compen-
                                                                 sation        Award(s)             SARs            sation
Position                Year     Salary ($)     Bonus($)        ($)             ($)                 (#)               ($)
--------                ----    -----------     --------      -----------    -------------     --------------     ----------


Brendan R. Clouston    1996     $   650,000         --      $244,147(1)(3)  1,999,500(4)        664,106(6)(7)(8)   $ 15,000
Formerly President     1995     $   550,000         --      $  3,181(1)     2,062,500(5)      1,100,000(9)         $ 15,000
   and Chief           1994     $   525,000         --      $  1,000(1)            --           295,000(10)        $ 15,000
   Executive Officer

Barry P. Marshall      1996     $   385,875         --      $  3,437(1)            --              --              $ 14,076
Formerly Executive     1995     $   367,500         --      $  2,934(1)      $309,375(5)         82,500(9)         $ 13,816
   Vice President and  1994     $   349,947         --      $   538(1)             --           147,500(10)        $ 13,811
   Chief Operating
   Officer

Gary S. Howard         1996     $   253,846   $ 23,210(2)   $  4,230(1)            --           664,076(6)         $ 15,000
Formerly Senior Vice   1995     $   262,500   $ 23,210(2)   $  3,415(1)      $309,375(5)        165,000(9)         $ 15,000
   President           1994     $   226,462   $ 23,210(2)   $  1,052(1)            --            73,750(10)        $ 15,000

Barbara J. Mowry       1996     $   265,000   $106,000            --               --                --            $  9,500
Senior Vice President  1995     $   154,116   $ 80,000            --         $206,250(5)        275,000(9)             --
                       1994              --         --            --               --                --                --

Bernard S. Schotters   1996     $   299,970         --      $  4,530(1)            --                --            $ 15,000
Senior Vice            1995     $   248,063         --      $  3,662(1)      $515,625(5)        325,000(9)         $ 15,000
   President and       1994     $   236,250         --      $  2,775(1)            --            73,750(10)        $ 15,000
   Treasurer

Gerald W. Gaines       1996     $   275,000         --            --               --                20(7)         $  9,500
Senior Vice            1995     $   200,000         --            --         $309,375(5)        247,500(9)            --
   President           1994     $    38,462         --            --               --            73,750(10)           --

Bruce W. Ravenel       1996     $   275,000         --      $  6,484(1)            --              10.8            $ 15,000
Senior Vice            1995     $   225,000   $ 71,000      $  5,831(1)      $309,375(5)        275,000(9)         $ 15,000
   President           1994     $   151,690   $ 11,342            --               --            73,750(10)        $ 15,000


____________________

(1) Consists of amounts reimbursed during the year for the payment of taxes. During 1996, a total of $4,207 was paid to Mr. Clouston.

(2) This amount reflects the amortization of obligations under an employment contract between Mr. Howard and a prior employer, which obligations were assumed by TCI in connection with the acquisition of such prior employer. The obligations were assumed by Satellite in connection with the Distribution.

(3) Includes $239,940 in 1996 of dividend income received on WestMarc Communications, Inc. ("WestMarc") preferred stock which is subject to forfeiture (see note 4 below).

(4) On July 1, 1996, pursuant to a Restricted Stock Award Agreement, Mr. Clouston was transferred all of the Company's right title and interest in and to 62 shares of the 12% Series C Cumulative Compounding Preferred Stock of WestMarc owned by the Company. Such preferred stock is subject to forfeiture in the event of certain circumstances from the date of grant through December 13, 2005.

                                                                     (continued)





                                     III-6

(5) TCI has a stock incentive plan, the Tele-Communications, Inc. 1994 Stock Incentive Plan (the "1994 Plan"). On December 13, 1995, pursuant to the 1994 Plan, Mr. Clouston was granted 100,000 restricted shares of TCI Group Series A Stock, Mr. Marshall, Mr. Howard, Mr. Gaines and Mr. Ravenel were each granted 15,000 restricted shares of TCI Group Series A Stock, Ms. Mowry was granted 10,000 restricted shares of TCI Group Series A Stock and Mr. Schotters was granted 25,000 restricted shares of TCI Group Series A Stock. Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% of such shares on December 13, 2000. The value of such restricted shares at the end of 1996 was $1,306,250 for Mr. Clouston, $195,938 each for Messrs. Marshall, Howard, Gaines and Ravenel, $130,625 for Ms. Mowry and $326,563 for Mr. Schotters based upon the closing price of TCI Group Series A Stock on December 31, 1996. TCI has not paid cash dividends on the TCI Group Series A Stock and does not anticipate declaring and paying cash dividends on the TCI Group Series A Stock at any time in the foreseeable future.

(6) On December 4, 1996, Mr. Clouston and Mr. Howard were each granted options to acquire 664,076 shares of SATCo Series A Stock. For additional information relating to these grants, see notes to the table provided pursuant to Item 11(b).

(7) On December 1, 1996, Mr. Clouston and Mr. Gaines were each granted options to acquire 10 shares of TCI Telephony Services, Inc. common stock (the "Telephony Options") and 10 shares of TCI Wireline, Inc. common stock (the "Wireline Options"). For additional information with respect to these grants, see notes to the table provided pursuant to Item 11(b).

(8) On December 1, 1996, Mr. Clouston and Mr. Ravenel were each granted options to acquire 10 shares of TCI.NET, Inc. common stock (the "Internet Options"). For additional information with respect to these grants, see notes to the table provided pursuant to Item 11(b).

(9) On December 13, 1995, pursuant to an incentive plan (the "1996 Plan"), certain executive officers of TCI were granted an aggregate of 2,000,000 Options in tandem with stock appreciation rights to acquire shares of TCI Group Series A Stock, 1,650,000 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Group Series A Stock and 200,000 SATCo Series A Options in tandem with stock appreciation rights to acquire shares of SATCo Series A Stock at adjusted purchase prices of $14.62, $16.00 and $23.76 per share, respectively. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005.

                                                                     (continued)





                                     III-7

         On December 13, 1995, pursuant to the 1994 Plan, certain executive officers were granted an aggregate of 2,650,000 TCI Group Series A Options in tandem with stock appreciation rights to acquire shares of TCI Group Series A Stock, an aggregate of 1,012,500 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Series A Stock and 265,000 SATCo Series A Options in tandem with stock appreciation rights to acquire shares of SATCo Series A Stock at adjusted purchase prices of $14.62, $16.00 and $23.76 per share, respectively. Additionally, the Company has a stock incentive plan, the Tele-Communications, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). On December 13, 1995, pursuant to the 1995 Plan, certain key employees were granted an aggregate of 2,757,500 TCI Group Series A Options in tandem with stock appreciation rights to acquire shares of TCI Group Series A Stock, an aggregate of 654,000 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Group Series A Stock and 275,750 SATCo Series A Options in tandem with stock appreciation rights to acquire shares of SATCo Series A Stock at adjusted purchase prices of $14.62, $16.00 and $23.76 per share, respectively. Each such grant of options with tandem stock appreciation rights vests evenly over five years with such vesting period beginning August 4, 1995, first becomes exercisable beginning on August 4, 1996 and expires on August 4, 2005.

         Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if grantee's employment with the Company (a) shall terminate by reason of
         (i) termination by the Company without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and the Company which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if grantee dies while employed by the Company. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the applicable Plan), unless in the case of an Approved Transaction, the Compensation Committee under the circumstances specified in the Plan determines otherwise.

         Mr. Schotters was granted 50,000 options in tandem with stock appreciation rights to acquire from TCI shares of Series A Tele-Communications International, Inc. common stock ("TINTA Series A Stock") owned by it. Additionally, Tele-Communications International, Inc. ("International"), a majority owned subsidiary of TCI, has a stock incentive plan (the "International Plan"). On December 13, 1995, pursuant to the International Plan, certain executive officers and other key employees of TCI were granted an aggregate of 1,302,000 options in tandem with stock appreciation rights to acquire shares of TINTA Series A Stock. Each such grant of options vests evenly over 5 years, becomes exercisable beginning August 4, 1996 and expires on August 4, 2005.

(10) On November 17, 1994, pursuant to the 1994 Plan, certain executive officers and other key employees were granted an aggregate of 3,220,000 TCI Group Series A Options in tandem with stock appreciation rights to acquire shares of TCI Group Series A Stock at an adjusted purchase price of $14.19 per share, an aggregate of 1,196,625 Liberty Group Series A Options in tandem with stock appreciation rights to acquire shares of Liberty Group Series A Stock at a purchase price of $14.67 per share and 322,000 SATCo Series A Options in tandem with stock appreciation rights at an adjusted purchase price of $23.06 per share. Such options vest evenly over five years, became exercisable beginning on November 17, 1995 and expire on November 17, 2004.

                                                                     (continued)





                                     III-8

(11) Includes dollar value of annual TCI contributions to the TCI Employee Stock Purchase Plan ("ESPP") in which all named executive officers are fully vested. Directors who are not employees of the Company are ineligible to participate in the ESPP. The ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and benefits upon retirement. Under the terms of the ESPP, employees are eligible for participation after one year of service. The ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the TCI Board of Directors) may contribute up to 100% of the participants' contributions. The ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:

         Years of service                  Vesting Percentage
         ------------------                 ----------------
         Less than 1                                0
               1-2                                 20
               2-3                                 30
               3-4                                 45
               4-5                                 60
               5-6                                 80
               6 or more                          100


         Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the ESPP, it may do so at any time. The ESPP provides for full and immediate vesting of all participants' rights upon termination.

         (b) Option/SAR Grants Table of TCI Communications, Inc. The following table shows all individual grants of stock options and stock appreciation rights ("SARs") granted to each of the named executive officers of TCIC during the year ended December 31, 1996:

                        Number of
                        Securities
                        Underlying     % of Total
                         Options/     Options/SARs                      Market
                           SARs         Granted      Exercise or       Price on                            Grant Date
                         Granted      to Employees   Base Price       Grant Date         Expiration       Present Value
Name                       (#)      in Fiscal Year     ($/Sh)           ($/Sh)             Date                ($)
----                   -----------  --------------   -----------     ------------      -------------    ----------------
Brendan R. Clouston     664,076(1)      28.6%       $     8.86      $     12.625(5)   February 1, 2006    $ 5,806,083(7)
                             10(2)        50%       $  855,631(2)   $  2,100,000(6)   February 1, 2006    $13,477,000
                             10(3)        50%       $   12,537(3)   $     12,537(6)   February 1, 2006    $    44,000(9)
                             10(4)    33 1/3%       $   55,246(4)   $    400,000(6)   February 1, 2006    $ 3,468,000(10)

Gary S. Howard          664,076(1)      28.6%       $     8.86      $     12.625(5)   February 1, 2006    $ 5,806,083(7)

Gerald W. Gaines             10(2)        50%       $  855,631(2)   $  2,100,000(6)   February 1, 2006    $13,477,000(8)
                             10(3)        50%       $   12,537(3)   $     12,537(6)   February 1, 2006    $    44,000(9)

Bruce W. Ravenel             10(4)    33 1/3%       $   55,246(4)   $    400,000(6)   February 1, 2006    $ 3,468,000(10)





                                                                     (continued)





                                     III-9

(1) On December 4, 1996, Mr. Clouston and Mr. Romrell were each was granted an option to purchase 664,076 shares of SATCo Series A Stock representing 1.0% of the number of shares of Satellite common stock issued and outstanding on the date of the Distribution, determined immediately after giving effect to the Distribution, but before giving effect to the exercise of such option or the other options to be evidenced by a stock option agreement. The aggregate exercise price for such option is equal to 1.0% of TCI's net investment as of the date of the Distribution, but excluding any portion of TCI's net investment that as of such date is represented by a promissory note or other evidence of indebtedness from Satellite to TCI. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.

(2) Effective December 1, 1996, Mr. Clouston and Mr. Gaines were each granted Telephony Options representing 1.0% of the Company's common equity in TCI Telephony Services, Inc. ("TCI Telephony"). The aggregate exercise price for each such option, which is payable to TCI Telephony, is equal to 1.0% of (i) the Company's cumulative investment in TCI Telephony as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise, less (ii) the sum of (x) $500 million (representing the aggregate initial liquidation price of a TCI Telephony preferred stock) and (y) the amount of the tax benefits generated by the TCI Telephony (up to $500 million) as and when used by TCI. The per share exercise price on the date of grant was $850,029. Any exercise by one of such executive officers of all or part of such options would need to be accompanied by the exercise by such executive officer of a pro rata portion of the option described in note 3 below. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.

(3) Effective December 1, 1996, Mr. Clouston and Mr. Gaines were each granted Wireline Options representing 1.0% of the Company's common equity in TCI Wireline, Inc. ("TCI Wireline"). The aggregate exercise price for each such option, which is payable to TCI Wireline, is equal to 1.0% of the Company's cumulative investment in TCI Wireline as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. The per share exercise price on the date of grant was $12,502. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006. Such options must be exercised on a pro rata basis with the Telephony Options as discussed in note 2 above.

                                                                     (continued)





                                     III-10

(4) Effective December 1, 1996, Mr. Clouston and Mr. Ravenel were each granted Internet Options representing 1.0% of the Company's common equity in TCI.NET, Inc. ("TCI.NET"). The aggregate exercise price for each such option, which is payable to TCI.NET, is equal to 1.0% of the Company's cumulative investment in TCI.NET as of December 1, 1996, adjusted for a 6% per annum interest factor from the date each such investment was made to the date of such exercise. The per share exercise price on the date of grant was $55,070. All of such options will vest and become exercisable in five equal annual installments, with the first annual installment vesting on February 1, 1997, and will expire on February 1, 2006.

(5) Represents the closing market price per share of SATCo Series A Stock on December 5, 1996, the first date of trading following the date of grant.

(6) Represents the market value on December 1, 1996 as determined by the Board of Directors of TCI.

(7) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.22% discount rate; (b) a 35% volatility factor;
         (c) the 10-year option term; (d) the closing price of SATCo Series A Stock on December 5, 1996; and (e) a per share exercise price of $8.86. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(8) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.87% discount rate; (b) a 50% volatility factor;
         (c) the 10-year option term; (d) the market value of the Telephony Option on December 1, 1996 as determined by the Board of Directors of
         TCI: (e) a per share exercise price of $850,029 on December 1, 1996; and (f) a 6% per annum interest adjustment to the exercise price.
         The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

(9) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.87% discount rate; (b) a 55% volatility factor;
         (c) the 10-year option term; (d) the market value of the Wireline Option on December 1, 1996 as determined by the Board of Directors of TCI; (e) a per share exercise price of $12,502 on December 1, 1996; and (f) a 6% per annum interest adjustment to the exercise price. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

                                                                     (continued)





                                     III-11

(10) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following: (a) a 6.87% discount rate; (b) a 60% volatility factor;
         (c) the 10-year option term; (d) the market value of the Internet Option on December 1, 1996 as determined by the Board of Directors of TCI; (e) a per share exercise price of $55,070 on December 1, 1996; and (f) a 6% per annum interest adjustment to the exercise price. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

         (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table of TCI Communications, Inc. The following table shows each exercise of stock options and SARs during the year ended December 31, 1996 by each of the named executive officers of TCIC and the December 31, 1996 number and year-end value of unexercised options and SARs on an aggregated basis:

                                                                    Number of
                                                                    Securities         Value of
                                                                    Underlying       Unexercised
                                                                   Unexercised       In-the-Money
                                                                   Options/SARs      Options/SARs
                                                                        at                at
                                                                   December 31,      December 31,
                                                                     1996 (#)          1996 ($)
                           Shares Acquired      Value Realized     Exercisable/      Exercisable/
Name                        on Exercise (#)             ($)       Unexercisable     Unexercisable
-----                     ------------------  -----------------   -------------     -------------
Brendan Clouston
   Exercisable
      Series A                     --                  --              730,000       $ 1,040,625
      Liberty Series A             --                  --              198,750       $ 1,461,428
      SATCo Series A               --                  --               80,125                --
      Telephony                    --                  --                   --                --
      Wireline                     --                  --                   --                --
      Internet                     --                  --                   --                --
   Unexercisable
      Series A                     --                  --            1,145,000       $   520,313
      Liberty Series A             --                  --              129,375       $   861,784
      SATCo Series A               --                  --              771,451       $   674,037
      Telephony                    --                  --                   10       $12,443,692
      Wireline                     --                  --                   10                --
      Internet                     --                  --                   10       $ 3,447,538

Barry Marshall
   Exercisable
      Series A                     --                  --              365,000       $   716,875
      Liberty Series A             --                  --              131,250       $   981,863
      SATCo Series A               --                  --               36,500                --
   Unexercisable
      Series A                     --                  --              210,000       $   208,125
      Liberty Series A             --                  --               56,250       $   364,388
      SATCo Series A               --                  --               21,000                --




                                                                     (continued)





                                     III-12

                                                                    Number of
                                                                    Securities         Value of
                                                                    Underlying       Unexercised
                                                                   Unexercised       In-the-Money
                                                                   Options/SARs      Options/SARs
                                                                        at                at
                                                                   December 31,      December 31,
                                                                     1996 (#)          1996 ($)
                           Shares Acquired      Value Realized     Exercisable/      Exercisable/
Name                        on Exercise (#)          ($)          Unexercisable     Unexercisable
-----                     ------------------  -----------------   -------------     -------------

Bernard Schotters
   Exercisable
      Series A                     --                  --              186,250       $   268,828
      Liberty Series A             --                  --               51,094       $   376,396
      SATCo Series A               --                  --               18,625                --
      TINTA Series A               --                  --               10,000                --
   Unexercisable
      Series A                     --                  --              263,750       $    78,047
      Liberty Series A             --                  --               23,906       $   148,942
      SATCo Series A               --                  --               26,375                --
      TINTA Series A               --                  --               40,000                --

Barbara J. Mowry
   Exercisable
      Series A                     --                  --               60,000                --
      Liberty Series A             --                  --                3,750       $    16,395
      SATCo Series A               --                  --                6,000                --
   Unexercisable
      Series A                     --                  --              215,000                --
      Liberty Series A             --                  --                5,625       $    24,593
      SATCo Series A               --                  --               21,500                --

Gerald W. Gaines
   Exercisable
      Series A                     --                  --               65,000                --
      Liberty Series A             --                  --                7,500       $    32,790
      SATCo Series A               --                  --                6,500                --
      Telephony                    --                  --                   --                --
      Wireline                     --                  --                   --                --
   Unexercisable
      Series A                     --                  --              210,000                --
      Liberty Series A             --                  --               11,250       $    49,185
      SATCo Series A               --                  --               21,000                --
      Telephony                    --                  --                   10       $12,443,692
      Wireline                     --                  --                   10                --

Bruce W. Ravenel
   Exercisable
      Series A                     --                  --               85,500       $    35,844
      Liberty Series A             --                  --               13,313       $    78,604
      SATCo Series A               --                  --                8,550                --
      Internet                     --                  --                   --                --
   Unexercisable
      Series A                     --                  --              234,500       $    10,406
      Liberty Series A             --                  --               12,938       $    62,486
      SATCo Series A               --                  --               23,450                --
      Internet                     --                  --                   10       $ 3,447,538



                                                                     (continued)





                                     III-13

         (d) Compensation of directors. There are no arrangements whereby any of TCIC's directors received compensation for services as a director during 1996.

         (e) Employment Contracts and Termination of Employment and Change of Control Arrangements. The Company has no employment contracts or termination of employment and change of control arrangements for any of the named executive officers of TCIC.

         (f) Additional information with respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions. The members of TCI's compensation committee are Messrs. Robert A. Naify, John W. Gallivan and Paul A. Gould, all directors of TCI and, as to Mr. Gallivan, a director of TCIC. TCIC has no separate compensation committee, and compensation decisions relative to TCIC are determined by TCI's compensation committee.

Item 12.         Security Ownership of Certain Beneficial Owners and
Management.

         (a) Security ownership of certain beneficial owners. The following table sets forth, as of March 1, 1997, information with respect to the ownership of TCIC Class A common stock ("Class A Stock"), Class B common stock ("Class B Stock") and Cumulative Exchangeable Preferred Stock, Series A ("Series A Preferred Stock"), by each person known to the Company to own beneficially more than 5% of any class outstanding on that date. So far as is known to TCIC, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them. Voting power in the table is computed with respect to a general election of directors and, therefore, the Series A Preferred Stock is included in the calculation.

                    Name and address of      Amount and Nature       Percent      Voting
 Title of Class      Beneficial Owner     of Beneficial Ownership  of Class(1)  Power(1)
 --------------   ----------------------  -----------------------  -----------  ---------
Class A           Tele-Communications,           811,655              100%       97.4%
Class B              Inc.                         94,447              100%
Series A Pref.    5619 DTC Parkway                    --              --
                  Englewood, CO

Class A           Salomon Inc.                        --              --         *
Class B           Seven World Trade                   --              --
Series A Pref.       Center                      747,300 (2)          16.2%
                  New York, NY

________________________

* Less than one percent

(1) Based on 811,655 shares of Class A Stock, 94,447 shares of Class B Stock and 4,600,000 shares of Series A Preferred Stock outstanding on March 1, 1997. The Class A Stock has 100 votes per share and the Class B Stock has 1,000 votes per share.

(2) The numbers in the table are based upon Amendment No. 1, dated March 7, 1997, to a Form 13G filed by Salomon Inc. Such filing indicates that Salomon Inc. has shared voting and dispositive power over all such shares.

                                                                     (continued)





                                     III-14

         (b) Security ownership of management. The following table sets forth, as of March 1, 1997, information with respect to the ownership of TCIC's voting securities (Class A Stock, Class B Stock and Series A Preferred Stock) and ownership of TCI's voting securities (Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock (other than directors' qualifying shares), Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B preferred Stock"), Convertible Preferred Stock, Series C ("Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock")), by all directors and each of the named executive officers of TCIC, and by all executive officers and directors of TCIC as a group. Shares issuable upon exercise or vesting of convertible securities or restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of Series A Stock, Series B Stock, Liberty Series A Stock and Liberty Series B Stock in the table include interests of the named directors or executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's Employee Stock Purchase Plan ("ESPP") and shares held by the trustee of United Artists Entertainment, Inc.'s Employee Stock Ownership Plan for their respective accounts. So far as is known to TCIC, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.

                               Name of                 Amount and Nature             Percent         Voting
  Title of Class          Beneficial Owner          of Beneficial Ownership        of Class(1)     Power(1)
  --------------          ----------------          -----------------------        -----------     ---------
Class A                  John C. Malone                        --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                             2,173,166 (2)                 *               16.9%
TCI Group
   Series B                                            25,287,083 (3)(4)              29.9%
Liberty Series A                                        3,929,331 (2)(3)              1.7%
Liberty Series B                                        6,349,270 (3)(4)              30.0%
Class B Pref.                                             306,000 (3)                 18.9%
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                  Donne F. Fisher,                      --                     --              --
Class B                   individually and as                  --                     --
Series A Pref.            co-personal                          --                     --
TCI Group                 representative to
   Series A               the Estate of Bob             4,110,681 (5)(6)              *               20.8%
TCI Group                 Magness
   Series B                                            31,034,936 (5)                 36.7%
Liberty Series A                                        5,423,725 (5)(6)              2.4%
Liberty Series B                                        7,758,734 (5)                 36.6%
Class B Pref.                                             129,299 (5)                 8.0%
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

                                                                     (continued)





                                     III-15

                               Name of                 Amount and Nature            Percent          Voting
  Title of Class          Beneficial Owner          of Beneficial Ownership       of Class(1)      Power(1)
  --------------         ----------------           -----------------------       -----------      ---------
Class A                 John W. Gallivan                       --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                                52,124 (7)                 *                *
TCI Group
   Series B                                                    --                     --
Liberty Series A                                           19,546 (7)                 *
Liberty Series B                                               --                     --
Class B Pref.                                                  14 (7)                 *
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                 Kim Magness,                           --                     --              --
Class B                    individually and                    --                     --
Series A Pref.             as personal                         --                     --
TCI Group                  representative of
   Series A                the Estate of                2,155,332 (8)(9)              *                4.7%
TCI Group                  Betsy Magness
   Series B                                             6,864,212 (8)                 8.1%
Liberty Series A                                        1,666,275 (8)(9)              *
Liberty Series B                                        1,716,053 (8)                 8.1%
Class B Pref.                                                  --                     --
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                 Leo J. Hindery, Jr.                    --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                             1,000,000 (10)                *                *
TCI Group
   Series B                                                    --                     --
Liberty Series A                                          250,000 (10)                *
Liberty Series B                                               --                     --
Class B Pref.                                                  --                     --
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                 Brendan R. Clouston                    --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                             1,986,498 (11)                *                *
TCI Group
   Series B                                                   230                     *
Liberty Series A                                          332,463 (11)                *
Liberty Series B                                               57                     *
Class B Pref.                                                  --                     --
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --


                                                                     (continued)





                                     III-16

                               Name of                 Amount and Nature            Percent          Voting
  Title of Class          Beneficial Owner          of Beneficial Ownership       of Class(1)      Power(1)
  --------------          ----------------          -----------------------       -----------      ---------
Class A                 Barry Marshall                         --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                               639,196 (12)                *                *
TCI Group
   Series B                                                    --                     --
Liberty Series A                                          205,678 (12)                *
Liberty Series B                                               --                     --
Class B Pref.                                                  --                     --
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                 Bernard Schotters                      --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                               628,739 (13)                *                *
TCI Group
   Series B                                                 1,716                     *
Liberty Series A                                          132,811 (13)                *
Liberty Series B                                              429                     *
Class B Pref.                                               1,022                     *
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                 Barbara J. Mowry                       --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                               285,954 (14)                *                *
TCI Group
   Series B                                                    --                     --
Liberty Series A                                            9,640 (14)                *
Liberty Series B                                               --                     --
Class B Pref.                                                  --                     --
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

Class A                 Gerald W. Gaines                       --                     --              --
Class B                                                        --                     --
Series A Pref.                                                 --                     --
TCI Group
   Series A                                               295,512 (15)                *                *
TCI Group
   Series B                                                    --                     --
Liberty Series A                                           19,562 (15)                *
Liberty Series B                                               --                     --
Class B Pref.                                                  --                     --
Series C Pref.                                                 --                     --
Series G Pref.                                                 --                     --
Series H Pref.                                                 --                     --

                                                                     (continued)





                                     III-17

                               Name of                  Amount and Nature             Percent        Voting
  Title of Class          Beneficial Owner           of Beneficial Ownership        of Class(1)    Power(1)
  --------------          ----------------           -----------------------        -----------    ---------
Class A                 Bruce W. Ravenel                       --                      --             --
Class B                                                        --                      --
Series A Pref.                                                 --                      --
TCI Group
   Series A                                               342,285 (16)                 *               *
TCI Group
   Series B                                                    --                      --
Liberty Series A                                           28,998 (16)                 *
Liberty Series B                                               --                      --
Class B Pref.                                                  --                      --
Series C Pref.                                                 --                      --
Series G Pref.                                                 --                      --
Series H Pref.                                                 --                      --

Class A                 All directors and                      --                      --           --
Class B                 executive officers                     --                      --
Series A Pref.          as a group                             --                      --
TCI Group               (18 persons)
   Series A                                            15,791,463 (5)(7)(8)(17)         2.6%        42.5%
TCI Group
   Series B                                            63,191,177 (3)(4)(5)(8)         74.7%
Liberty Series A                                       12,600,704 (3)(5)(7)(8)(17)      5.4%
Liberty Series B                                       15,825,293 (3)(4)(5)(8)         74.7%
Class B Pref.                                             437,167 (3)(5)(7)            27.0%
Series C Pref.                                                 --                      --
Series G Pref.                                                 --                      --
Series H Pref.                                                 --                      --

----------------------

*  Less than one percent.

(1) Based on 811,655 shares of Class A Stock, 94,447 shares of Class B Stock, 4,600,000 shares of Series A Preferred Stock, 598,055,198 shares of Series A Stock (after elimination of shares held by subsidiaries of TCI), 84,647,065 shares of Series B Stock, 228,721,426 shares of Liberty Series A Stock, 21,187,969 shares of Liberty Series B Stock, 1,620,026 shares of Class B Preferred Stock (after elimination of shares held by subsidiaries of TCI), 70,575 shares of Series C Preferred Stock, 6,693,177 shares of Series G Preferred Stock and 6,693,177 shares of Series H Preferred Stock outstanding on March 1, 1997.

(2) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Options to acquire 800,000 and 300,000 shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock are currently exercisable.

                                                                     (continued)





                                     III-18

(3) Includes 1,173,000 shares of TCI Group Series B Stock, 146,625 shares of Liberty Group Series A Stock, 293,250 shares of Liberty Group Series B Stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

(4) Pursuant to a letter agreement, dated June 17, 1988, the late Mr. Bob Magness and Kearns each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of TCI Group Series B Stock or Liberty Group Series B Stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.

(5) Mr. Fisher, as co-personal representative of the Estate of Bob Magness, is deemed the beneficial owner of all shares of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock Liberty Group Series B Stock and Class B Preferred Stock held of record by the Estate of Bob Magness. The number of shares held by Mr. Fisher includes 1,524,315 shares of TCI Group Series A, 30,785,864 shares of TCI Group Series B, 4,419,304 shares of Liberty Group Series A, 7,696,466 shares of Liberty Group Series B and 125,000 shares of Class B Preferred Stock of which Mr. Fisher is deemed beneficial owner as co-personal representative. Additionally, assumes the exercise in full by the Estate of Bob Magness of stock options granted in tandem with stock appreciation rights to Mr. Bob Magness in November of 1992 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Additionally assumes the exercise in full by the Estate of Bob Magness of stock options granted in tandem with stock appreciation rights to Mr. Bob Magness in December of 1995 to acquire 1,000,000 shares of Series A Stock and 375,000 shares of Liberty Series A Stock. All such options are currently exercisable.

(6) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to Mr. Fisher in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. TCI has an option plan for its directors who are not employees of TCI (the "Director Option Plan"). Assumes the exercise in full of options granted to Mr. Fisher in January 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 10,000 shares of Series A Stock and 3,750 shares of Liberty Series A Stock are currently exercisable.

(7) Includes 1,524 shares of TCI Group Series A Stock, 571 shares of Liberty Group Series A Stock and 14 shares of Class B Preferred Stock held by Mr. Gallivan's wife. Also, assumes the exercise in full of options granted, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable.

(8) Mr. Kim Magness, as executor of the Estate of Betsy Magness, is the beneficial owner of all shares of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock and Liberty Group Series B Stock held of record by the Estate of Betsy Magness. The number of shares held by Mr. Kim Magness includes 2,105,332 shares of TCI Group Series A Stock, 6,346,212 shares of TCI Group Series B Stock, 1,582,775 shares of Liberty Group Series A Stock and 1,586,553 shares of Liberty Group Series B Stock of which Mr. Magness is beneficial owner as executor.

                                                                     (continued)





                                     III-19

(9) Assumes the exercise in full of options granted to Mr. Kim Magness in November, 1994, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable.

(10) Assumes the exercise in full of options granted in tandem with stock appreciation rights in February of 1997 to acquire 1,000,000 shares of TCI Group Series A Stock and 250,000 shares of Liberty Group Series A Stock. None of the options are exercisable until February of 1998.

(11) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 300,000 shares of TCI Group Series A Stock and 112,500 shares of Liberty Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 375,000 shares of TCI Group Series A Stock and 140,625 shares of Liberty Group Series A Stock. Options to acquire 250,000 shares of TCI Group Series A Stock and 93,750 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,000,000 shares of TCI Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 100,000 TCI Group Series A restricted stock. None of the stock is currently vested.

(12) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 200,000 shares of Series A Stock and 75,000 shares of Liberty Series A Stock. Options to acquire 160,000 shares of Series A Stock and 60,000 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in October of 1993 to acquire 200,000 shares of Series A Stock and 75,000 shares of Liberty Series A Stock. Options to acquire 150,000 shares of Series A Stock and 56,250 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 100,000 shares of Series A Stock and 37,500 shares of Liberty Series A Stock. Options to acquire 40,000 shares of Series A Stock and 15,000 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 75,000 shares of Series A Stock. Options to acquire 15,000 shares of Series A Stock are currently exercisable. Additionally assumes the vesting in full of 15,000 Series A restricted stock. None of the stock is currently vested.

                                                                     (continued)





                                     III-20

(13) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 75,000 shares of Series A Stock and 28,125 shares of Liberty Series A Stock.
         Options to acquire 60,000 shares of Series A Stock and 22,500 shares of Liberty Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options in tandem with stock appreciation rights in October of 1993 to acquire 75,000 shares of Series A Stock and 28,125 shares of Liberty Series A Stock. Options to acquire 56,250 shares of Series A Stock and 21,094 shares of Liberty Series A Stock are currently exercisable. Also assumes the exercise in full of stock options in tandem with stock appreciation rights in November of 1994 to acquire 50,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock. Options to acquire 20,000 shares of Series A Stock and 7,500 shares of Liberty Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 250,000 shares of Series A Stock.
         Options to acquire 50,000 shares of Series A Stock are currently exercisable. Additionally assumes the vesting in full of 25,000 Series A restricted stock. None of the stock is currently vested.

(14) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in 1995 to acquire 25,000 shares of TCI Group Series A Stock and 9,375 shares of Liberty Group Series A Stock. Options to acquire 10,000 shares of TCI Group Series A Stock and 3,750 shares of Liberty Group Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 250,000 shares of TCI Group Series A Stock. Options to acquire 50,000 shares of TCI Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 10,000 TCI Group Series A restricted stock. None of the stock is currently vested.

(15) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 225,000 shares of TCI Group Series A Stock. Options to acquire 45,000 shares of TCI Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 15,000 TCI Group Series A restricted stock. None of the stock is currently vested.

                                                                     (continued)





                                     III-21

(16) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 10,000 shares of TCI Group Series A Stock and 3,750 shares of Liberty Group Series A Stock. Options to acquire 8,000 shares of TCI Group Series A Stock and 3,000 shares of Liberty Group Series A Stock are currently exercisable. Additionally, assumes the exercise in full of stock options granted in tandem with stock appreciation rights in October of 1993 to acquire 10,000 shares of TCI Group Series A Stock and 3,750 shares of Liberty Group Series A Stock. Options to acquire 7,500 shares of TCI Group Series A Stock and 2,813 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in November of 1994 to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 20,000 shares of TCI Group Series A Stock and 7,500 shares of Liberty Group Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 250,000 shares of TCI Group Series A Stock. Options to acquire
         50,000 shares of TCI Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 15,000 TCI Group Series A restricted stock. None of the stock is currently vested.

(17) Certain executive officers and directors of TCIC (9 persons, including Messrs. Malone, Clouston, Marshall, Schotters and Ravenel) hold options which were granted in tandem with stock appreciation rights in November of 1992, to acquire an aggregate of 1,848,500 shares of TCI Group Series A Stock and an aggregate of 693,187 shares of Liberty Group Series A Stock at adjusted purchase prices of $10.75 per share and $11.16 per share, respectively. Options to acquire 1,438,800 shares of TCI Group Series A Stock and 539,550 shares of Liberty Series A Stock are currently exercisable.

         Additionally, certain executive officers (9 persons including Messrs. Clouston, Marshall, Schotters and Ravenel) hold stock options granted in tandem with stock appreciation rights in October and November of 1993 to acquire an aggregate of 975,000 shares of TCI Group Series A Stock and an aggregate of 365,625 shares of Liberty Group Series A Stock at adjusted purchase prices of $10.75 per share and $11.16 per share, respectively. Options to acquire 700,000 shares of TCI Group Series A Stock and 262,500 shares of Liberty Group Series A Stock are currently exercisable.

         Also, certain executive officers and directors (12 persons including Messrs. Clouston, Fisher, Marshall, Ravenel, Schotters and Gaines and Ms. Mowry) hold stock options which were granted in tandem with stock appreciation rights in November of 1994 to acquire an aggregate of 1,075,000 shares of TCI Group Series A Stock and an aggregate of 403,125 shares of Liberty Group Series A Stock at adjusted purchase prices of $14.19 per share and $14.67 per share, respectively. Options to acquire 430,000 shares of TCI Group Series A Stock and 161,250 shares of Liberty Group Series A Stock are currently exercisable.

         Additionally, certain executive officers and directors (13 persons, including Messrs. Malone, Clouston, Marshall, Schotters, Ravenel and Gaines and Ms. Mowry) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 3,875,000 shares of TCI Group Series A Stock at $14.62 per share. Options to acquire 775,000 shares of TCI Group Series A Stock are currently exercisable.

                                                                     (continued)





                                     III-22

         Additionally, certain executive officers and directors (2 persons including Dr. Malone) hold stock options which were granted, pursuant to the 1994 Plan and the 1996 Plan, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 487,500 shares of Liberty Group Series A Stock at a purchase price of $16.00 per share. Options to acquire 97,500 shares of Liberty Group Series A Stock are currently exercisable.

         Also, certain executive officers (11 persons, including Messrs. Clouston, Marshall, Schotters, Ravenel and Gaines and Ms. Mowry) hold an aggregate of 260,000 shares of TCI Group Series A restricted stock. One executive officer holds 15,000 shares of Liberty Group Series A restricted stock. None of the shares are currently vested.

         Mr. Hindery holds options to acquire 1,000,000 shares of TCI Group Series A Stock and 250,000 shares of Liberty Group Series A Stock as described in note 10 above.

         Two directors, who are also directors of TCI, hold options to purchase an aggregate of 100,000 shares of TCI Group Series A Stock and an aggregate of 37,500 shares of Liberty Group Series A Stock at adjusted purchase prices of $14.19 per share and $14.67 per share, respectively. Options to purchase 40,000 shares of TCI Group Series A Stock and 15,000 shares of Liberty Group Series A Stock are currently exercisable. Mr. Fisher, a director of the Company and of TCI, holds an option to purchase 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock at purchase prices of $16.99 and $16.83 per share, respectively. Options to acquire 10,000 shares of TCI Group Series A Stock and 3,750 shares of Liberty Group Series A Stock are currently exercisable.

         All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

         No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors, except that Mr. Fisher, a director of the Company, as co-personal representative of the Estate of Bob Magness, is deemed to have beneficial ownership of 944 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; Mr. Kim Magness, a director of the Company, owns 31 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock; and Dr. Malone, a director and an executive officer of the Company, owns, as trustee for his children, 68 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock. Mr. Clouston, an executive officer of the Company, pursuant to a Restricted Stock Award Agreement, owns 62 shares of WestMarc Series C Cumulative Compounding Redeemable Preferred Stock. (See Item 11(a) for additional information regarding Mr. Clouston's ownership of such preferred stock). Mr. Clouston and Mr. Gaines were each granted Telephony Options representing 1.0% of the Company's common equity in TCI Telephony Services, Inc. and Wireline Options representing 1.0% of the Company's common equity in TCI Wireline, Inc. Mr. Clouston and Mr. Ravenel were each granted Internet Options representing 1.0% of the Company's common equity in TCI.NET, Inc. (See
Item 11(b) for additional information regarding these grants).

         (c) Change of control. The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

                                                                     (continued)





                                     III-23

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

         In 1989, ECP Holdings, Inc., a subsidiary of the Company ("ECP"), and Halcyon Communications, Inc., an Oklahoma corporation which is not an affiliate of the Company ("HCI"), formed Halcyon Communications Partners, an Oklahoma general partnership ("HCP"), for the purpose of acquiring, owning and operating cable television systems. In 1994, HCI and American Televenture of Minersville, Inc., a subsidiary of the Company ("ATM"), as general partners, and three other subsidiaries of the Company, TCI Cablevision of Nevada, Inc. ("TCINV"), and TEMPO Cable, Inc. ("Tempo Cable") and TCI Cablevision of Utah, Inc. ("TCIU") as limited partners, formed Halcyon Communications Limited Partnership, an Oklahoma limited partnership ("HCLP"), for the purpose of acquiring, owning and operating certain other cable television systems. Effective as of January 31, 1996, Fisher Communication Associates, L.L.C., a Colorado limited liability company ("Fisher Communications") controlled by Mr. Donne F. Fisher, a director of the Company purchased one-third of ECP's partnership interest in HCP and one-third of the partnership interest of each of ATM, TCINV, TCIU and Tempo Cable in HCLP, a ten- year option to purchase the balance of ECP's partnership interest in HCP and ten-year options to purchase the balance of the partnership interest in HCLP of each of ATM, TCINV, TCIU and Tempo Cable. The purchase price for each such partnership interest purchased by Fisher Communications consisted of shares of Series C Cumulative Compounding Preferred Stock of WestMarc Communications, Inc., a subsidiary of the Company (the "WestMarc Shares"). The purchase price for each such option acquired by Fisher Communications was $100 in cash, and each such option is exercisable for cash in a specified amount. The number of WestMarc Shares delivered to each of the Company's subsidiaries named above as consideration for one-third of its partnership interest in HCP or HCLP, and the cash exercise price which Fisher Communications would be required to pay in order to exercise the options granted by those subsidiaries, are as follows:

                                                         Cash Exercise Price
                      Number of WestMarc Shares               Of Option
                      -------------------------          -------------------
    ECP                       14.8836                      $     1,200,000
    ATM                        0.5224                               42,120
    TCINV                      2.8911                              233,100
    TCIU                       4.3557                              351,180
    Tempo Cable               14.5562                            1,173,600
                             --------                      ---------------

                              37.2090                      $     3,000,000
                             ========                      ===============

                                                                     (continued)





                                     III-24

         The WestMarc Shares are not publicly traded. The dividend, liquidation, and redemption features of the WestMarc Shares are determined by reference to "Liquidation Price, " which is defined, per share, as the sum of
(i) $32,250 plus (ii) an amount equal to all dividends which accrued during any quarterly dividend period and were not paid in full at the end of that period or subsequently.

         The Company has entered into an agreement in principle to acquire (i) all of the partnership interests (other than a .001 percent general partner interest) in InterMedia Capital Management, a California limited partnership ("ICM I"), (ii) all of the partnership interests (other than a .001 percent general partner interest and a .001 percent special limited partner interest) in InterMedia Capital Management III, L.P. ("ICM III"), and (iii) all of the partnership interests (other than a .001 percent general partner interest and a
 .001 percent special limited partner interest) in InterMedia Capital Management IV, L.P. ("ICM IV") for total consideration of 2,545,455 shares (the "TCI Shares") of the Company's TCI Group Series B Stock, $10,000,000 in cash
(subject to certain adjustments) and assumption of certain liabilities totaling approximately $11,300,000. The partnership interests in ICM IV to be acquired by the Company were acquired by the sellers of such interests in January and July 1996 for $21,750. The other interests to be acquired by the Company were acquired by the sellers of those interests before April 1995. Mr. Hindery, an executive officer of the Company, is the beneficial owner of a 66.3% interest in ICM I, a 94.0% interest in ICM III, and a 81.1% interest in ICM IV, and Mr. Fisher, a director of the Company, is the beneficial owner of a 1.6% interest in ICM IV. The Company also has agreed in principle that if InterMedia Partners VI, L.P. ("IP-VI") is formed and fully funded on terms and conditions agreed by the Company (the "IP-VI Effective Date"), the Company will acquire all of the partnership interests (other than a .001 percent general partner interest) of InterMedia Capital Management VI, L.P. ("ICM-VI") in exchange for a number of shares of Tele-Communications, Inc. Series B common stock (the "Contingent TCI Shares") determined by dividing $5,000,000 by the average of the closing prices of the corresponding Tele-Communications, Inc. Series A common stock for the 20 trading days preceding the IP VI Effective Date and $1,000,000 in cash. Mr. Hindery is the beneficial owner of 100% of ICM-VI and acquired his interest in ICM-VI in July of 1996 for $10,000. Mr. Fisher will be entitled to a consulting fee in the approximate amount of $400,000 in cash and 31,030 shares of TCI Group Series B Stock upon completion of the aforementioned transactions involving ICM I, ICM III and ICM IV and in connection with the formation of IP VI (collectively, the "InterMedia Transactions"). These fees will be paid by the entities receiving payments from the Company in the InterMedia Transactions.
Dr. Malone, an executive officer and director of the Company, will have the power to direct the voting of the TCI Shares and, if they are issued, the Contingent TCI Shares pursuant to a voting agreement, and Dr. Malone also will have a right of first refusal with respect to any proposed transfer of the TCI Shares and, if they are issued, the Contingent TCI Shares. That right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by exchanging shares of TCI Group Series A Stock for the TCI Shares or Contingent TCI Shares to be acquired by him. If not exercised by Dr. Malone, the right of first refusal may be exercised by the Company.

         Completion of the InterMedia Transactions is subject to various conditions, including execution of definitive agreements, receipt of consents from governmental authorities and other third parties.

         The interests of Messrs. Hindery, Fisher and Malone in the InterMedia Transactions were disclosed to the Company's Board of Directors which approved the InterMedia Transactions pursuant to a vote in which Messrs. Fisher and Malone abstained from voting.

                                                                     (continued)




                                     III-25

         (b)     Certain business relationships.

         Satellite Relationships

         John Malone is currently a director of TCIC, Chief Executive Officer, Chairman of the Board and a director of TCI and is also the Chairman of the Board and a director of Satellite. Dr. Malone is also a principal stockholder of both TCI and Satellite.

         Since the consummation of the Distribution, Satellite and TCI have operated independently, and neither has any stock ownership, beneficial or otherwise, in the other. However, for the purposes of governing certain of the ongoing relationships between Satellite and TCI after the Distribution, and to provide mechanisms for an orderly transition, Satellite and TCI have entered into various agreements, including the "Reorganization Agreement," the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement," the "Indemnification Agreements," the "Trade Name and Service Mark Agreement" and the "Share Purchase Agreement," all of which are described below. In addition, TCIC continues to provide installation, maintenance, retrieval and other customer fulfillment services for certain customers of Satellite, pursuant to the "Fulfillment Agreement," and entered into the "TCIC Credit Facility" with Satellite, both of which are described below.

         Reorganization Agreement.           On the Distribution date, TCI,
TCIC and a number of other TCI subsidiaries, including Satellite, entered into the Reorganization Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution, the conditions thereto and certain provisions governing the relationship between Satellite and TCI with respect to and resulting from the Distribution.

                                                                     (continued)





                                     III-26

         Certain of Satellite's assets relating to the digital satellite business were historically owned by subsidiaries of TCI other than Satellite and its predecessors. These assets include the capital stock of Tempo Satellite, Inc. ("Tempo") and the 20.86% partnership interests in PRIMESTAR Partners, L.P. ("PRIMESTAR Partners"). The Reorganization Agreement provided for, among other things, the transfer of these assets to Satellite and for the assumption by Satellite of related liabilities. No consideration was payable by Satellite for these transfers, except that two subsidiaries of Satellite purchased TCI's partnership interests in PRIMESTAR Partners for consideration payable by delivery of promissory notes issued by such subsidiaries (the "K-1 Notes"), which promissory notes were assumed by TCI on the Distribution date in the form of a capital contribution to Satellite. The Reorganization Agreement also provides for certain cross-indemnities designed to make Satellite financially responsible for all liabilities relating to the digital satellite business prior to the Distribution, as well as for all liabilities incurred by Satellite after the Distribution, and makes TCI financially responsible for all potential liabilities of Satellite which are not related to the digital satellite business, including, for example, liabilities arising as a result of Satellite's having been a subsidiary of TCI. The Reorganization Agreement further provided for each of Satellite and TCI to preserve the confidentiality of all confidential or proprietary information of the other party, for five years following the Distribution, subject to customary exceptions, including disclosures required by law, court order or government regulation.

         Pursuant to the Reorganization Agreement, on the Distribution date, Satellite issued to TCIC a note in the principal amount of $250,000,000 (the "Satellite Note") representing a portion of Satellite's intercompany balance owed to TCIC on such date. See "-TCIC Credit Facility" below. Pursuant to the Reorganization Agreement, the remainder of Satellite's intercompany balance owed to TCIC on the Distribution date (other than certain advances to Satellite made by TCIC in 1996 to fund certain construction and related costs associated with TCI Satellite Entertainment, Inc.'s Satellites ("SATCo Satellites"), as described below under "-Reimbursement of Certain Satellite Expenses"), and the indebtedness represented by the K-1 Notes were assumed by TCI in the form of
(i) a $100 million capital contribution to Satellite, (ii) consideration for Satellite's assumption of TCI's obligations under options granted to Brendan R. Clouston, another executive officer of TCI and another employee of TCI to purchase shares of SATCo Series A Stock representing 1.0%, 1.0% and 0.5%, respectively, of the shares of Satellite common stock issued and outstanding on the Distribution date, determined immediately after giving effect to the Distribution but before giving effect to the issuance of the shares of SATCo Series A Stock issuable upon exercise of such options, and (iii) consideration for Satellite's grant of an option to TCI to purchase up to 4,765,000 shares of SATCo Series A Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy TCI's obligations to deliver shares of SATCo Series A Stock upon conversion of certain convertible securities of TCI as a result of the Distribution. See "-Other Arrangements" below.

                                                                     (continued)





                                     III-27

         Transition Services Agreement.    Pursuant to the Transition Services
Agreement between TCI and Satellite, TCI is obligated to provide to Satellite certain services and other benefits, including certain administrative and other services that were provided by TCI prior to the Distribution. Such services include (i) tax reporting, financial reporting, payroll, employee benefit administration, workers' compensation administration, telephone, fleet management, package delivery, management information systems, billing, lock box, remittance processing and risk management services, (ii) other services typically performed by TCI's accounting, finance, treasury, corporate, legal, tax, benefits, insurance, facilities, purchasing, fleet management and advanced information technology department personnel, (iii) use of telecommunications and data facilities and of systems and software developed, acquired or licensed by TCI from time to time for financial forecasting, budgeting and similar purposes, including without limitation any such software for use on personal computers, in any case to the extent available under copyright law or any applicable third-party contract, (iv) technology support and consulting services, and (v) such other management, supervisory, strategic planning or other services as Satellite and TCI may from time to time mutually determine to be necessary or desirable.

         Pursuant to the Transition Services Agreement, TCI has also agreed to provide Satellite with certain most- favored-customer rights to programming services that TCI or a wholly owned subsidiary of TCI may own in the future and access to any volume discounts that may be available to TCI for purchase of home satellite dishes, satellite receivers and other equipment.

         As compensation for services rendered to Satellite and for the benefits made available to Satellite pursuant to the Transition Services Agreement, Satellite is required to pay TCI a fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers) per month, commencing with the Distribution date, up to a maximum of $3 million per month, and reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services.

         The Transition Services Agreement continues in effect until the close of business on December 31, 1999 and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 180 days' prior written notice to the other party,
(ii) TCI upon written notice to Satellite following certain changes in control of Satellite, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events. During the period commencing with the Distribution date and ending on December 31, 1996, Satellite paid $763,000 to TCIC pursuant to the Transition Services Agreement.

         Tax Sharing Agreement.   Through the Distribution date, Satellite's
results of operations were included in TCI's consolidated U.S. federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into the Tax Sharing Agreement, which formalized such pre-existing tax sharing arrangements and implemented additional procedures for the allocation of certain consolidated income tax attributes and the settlement of certain intercompany tax allocations. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the Code and any applicable state, local and foreign tax law and related regulations. Prior to the Distribution date, the Tax Sharing Agreement was amended to provide that Satellite be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995.
Pursuant to the Amended Tax Sharing Agreement, beginning on the July 1, 1995 effective date, Satellite is responsible to TCI for its share of current consolidated income tax liabilities through the Distribution date; TCI is responsible to the extent that Satellite's income tax attributes generated after the effective date and through the Distribution date are utilized by TCI to reduce its consolidated income tax liabilities.

                                                                     (continued)





                                     III-28

         Indemnification Agreements. On the Distribution date, Satellite entered into the Indemnification Agreements with TCIC and TCI UA 1. The Indemnification Agreement with TCIC provides for Satellite to reimburse TCIC for any amounts drawn under an irrevocable transferable letter of credit issued by the Bank of New York for the account of TCIC to support Satellite's share of PRIMESTAR Partners' obligations under the Amended and Restated Memorandum of Agreement between PRIMESTAR Partners and GE American Communications, Inc. ("GE Americom"), with respect to PRIMESTAR Partners' use of transponders on the GE Americom medium power satellite that was launched on January 30, 1997, and which was declared commercially operational on March 6, 1997 ("GE-2"). At December 31, 1996, the drawable amount of such letter of credit was $25,000,000.

         The Indemnification Agreement with TCI UA 1 provides for Satellite to reimburse TCI UA 1 for any amounts drawn under the TCI UA 1 Letter of Credit, which supports the PRIMESTAR Credit Facility that was obtained by PRIMESTAR Partners to finance advances to Tempo for payments due in respect of the construction of SATCo Satellites and that is supported by letters of credit arranged for by affiliates of the partners of the PRIMESTAR Partners (other than G.E. Americom Services, Inc.). The amount of the TCI UA 1 Letter of Credit was $141,250,000 at December 31, 1996.

         The Indemnification Agreements further provide for Satellite to indemnify and hold harmless TCIC and TCI UA 1 and certain related persons from and against any losses, claims, and liabilities arising out of the respective letters of credit or any drawings thereunder. The payment obligations of Satellite to TCIC and TCI UA 1, under such Indemnification Agreements are subordinated in right of payment with respect to certain future obligations of Satellite to financial institutions. During the year ended December 31, 1996, the aggregate amount paid by Satellite to TCI under the Indemnification Agreements was $1,623,000. Such amount represents the aggregate fees incurred by TCI with respect to the TCI UA 1 Letter of Credit from the Distribution date through December 31, 1996.

         Trade Name and Service Mark License Agreement.     Pursuant to the
Trade Name and Service Mark License Agreement (the "License Agreement"), TCI granted to Satellite, for an initial term of three years following the Distribution, a non-exclusive non-assignable license to use certain trade names and service marks specifically identified in the License Agreement, including the mark "TCI" in the context of the digital satellite business. The License Agreement provides, among other things, that all advertising, promotion and use of certain of TCI's trade names and service marks by Satellite shall be consistent with TCI guidelines and standards, as well as subject to TCI approval in certain circumstances.

         Fulfillment Agreement. TCIC has historically provided Satellite with certain customer fulfillment services for PRIMESTAR customers enrolled by Satellite's direct sales force or the national call center maintained by Satellite for orders, information and customer service. Charges for such services have been allocated to Satellite by TCIC based on scheduled rates.
                                                                     (continued)





                                     III-29

         Pursuant to the Fulfillment Agreement entered into by TCIC and Satellite, TCIC continues to provide fulfillment services to Satellite following the Distribution with respect to customers of the PRIMESTAR medium power service. Such services include installation, maintenance, retrieval, inventory management and other customer fulfillment services. The Fulfillment Agreement became effective on January 1, 1997. Among other matters, the Fulfillment Agreement (i) sets forth the responsibilities of TCIC with respect to fulfillment services, including performance standards and penalties for nonperformance, (ii) provides for TCIC's fulfillment sites to be connected to the billing and information systems used by Satellite, allowing for on-line scheduling and dispatch of installation and other service calls, and (iii) provides scheduled rates to be charged to Satellite for the various customer fulfillment services to be provided by TCIC. Satellite retains sole control under the Fulfillment Agreement to establish the retail prices and other terms and conditions on which installation and other services are provided to Satellite's customers. The Fulfillment Agreement also provides that, during the term of the Fulfillment Agreement, TCIC will not provide fulfillment services to any other Ku-band, Ka-band, direct broadcast satellite ("DBS"), broadcast satellite service, fixed satellite service, C- band, wireless or other similar or competitive provider or distributor of television programming services (other than traditional cable). The Fulfillment Agreement has an initial term of two years and is terminable, on 180 days notice to TCIC, by Satellite at any time during the first six months following the Distribution date. The scheduled rates for the services to be provided by TCIC under the Fulfillment Agreement exceed the scheduled rates upon which charges historically have been allocated to Satellite for such services, reflecting in part the value to Satellite, as determined by Satellite's management, of the performance standards, exclusivity, termination right and certain other provisions included in the Fulfillment Agreement. Satellite and TCIC are currently discussing certain proposed changes to the Fulfillment Agreement, but there can be no assurance that any such changes will be agreed to or that Satellite will not exercise its rights to terminate the Fulfillment Agreement if an acceptable amendment is not agreed to prior to the end of Satellite's six-month termination window. There can be no assurance that the terms of the Fulfillment Agreement are not more or less favorable than those which could be obtained from unaffiliated third parties, or that comparable services could be obtained by Satellite from third parties on any terms if the Fulfillment Agreement is terminated. During the year ended December 31, 1996, the aggregate amount paid by Satellite to TCIC for fulfillment services was $74,049,000 (including $6,432,000 paid subsequent to the Distribution date).

         TCIC Credit Facility. In connection with the Distribution, Satellite and TCIC entered into the TCIC Credit Facility to provide for the terms of the Satellite Note and to provide for a revolving credit facility (the "TCIC Revolving Loans"). The TCIC Credit Facility required Satellite to use its best efforts to obtain external debt or equity financing after the Distribution date and provided for mandatory prepayment of the TCIC Revolving Loans and the Satellite Note from the proceeds thereof. The initial borrowings under the Bank Credit Facility were used to repay the Satellite Note in full. In connection with the February 1997 issuance of the Senior Subordinated Notes and Senior Subordinated Discount Notes by Satellite and the March 1997 determination that GE-2 was commercially operational, borrowing availability pursuant to the TCIC Credit Facility was terminated.

         Borrowings under the TCIC Revolving Loans bore interest at 10% per annum, compounded semi-annually. Commitment fees equal to 3/8% of the average unborrowed availability under the TCIC Credit Facility were payable to TCIC annually. Commitment fees paid to TCIC during the year ended December 31, 1996 aggregated $141,000. From the Distribution date through December 31, 1996, the aggregate amount of interest paid by Satellite to TCIC pursuant to the TCIC Credit Facility was $1,946,000.

                                                                     (continued)





                                     III-30

         Reimbursement of Certain Satellite Expenses.                   During
1996, TCIC made intercompany advances to Satellite to fund the majority of the construction and related costs associated with the SATCo Satellites. Prior to 1996, PRIMESTAR Partners had funded substantially all of the construction and related costs associated with SATCo Satellites. In connection with the Distribution, a determination was made to provide that such 1996 advances from TCIC would be repaid by Satellite to TCIC (notwithstanding the Reorganization Agreement), to the extent (and only to the extent) that Tempo received corresponding advances from PRIMESTAR Partners.

         As a result of negotiations between Satellite and PRIMESTAR Partners, PRIMESTAR Partners advanced $73,786,000 to Tempo in December 1996 to reimburse Tempo for all the 1996 costs which previously had been funded by TCIC. Upon receipt, such advance was paid to TCIC by Tempo in repayment of such 1996 advance by TCIC.

         Call Center JV. In March 1997, Satellite and TCI agreed to form a limited liability company (the "Call Center LLC") through which Satellite and TCI are expected to conduct various customer call service operations. The initial ownership interests of Satellite and TCI in the Call Center LLC are expected to be 28% and 72%, respectively, subject to adjustment based on various categories of operating data for the last three quarters of 1997, including call center volume attributable to their customers. The Call Center LLC is expected to be managed by a four-member board of directors, two members of which are to be appointed by TCI and two members of which are to be appointed by Satellite. Any decision by the board of directors is expected to require approval by all four directors. Initially, the Call Center LLC is expected to provide customer call services only for TCI cable subscribers and Satellite
DBS subscribers, but it is expected that those services in the future will be made available to third parties, including, for example, unaffiliated cable companies. The hourly rates for services provided by the Call Center LLC to Satellite and TCI through December 31,1997, have been fixed based on their respective expense budgets for those services. Thereafter, Satellite and TCI expect that the rates charged to them will be fair market rates, as established by agreement between Satellite and TCI.

         TCI has agreed to contribute assets comprising certain currently operating call center facilities, as well as a facility under construction. The assets to be contributed by TCI include two operating call centers and the facility under construction. Satellite has agreed to contribute assets comprising two currently operating call center facilities. Transfers of various of the call center assets to the Call Center LLC will be subject to receipt of consents of third parties, including governmental authorities. Pending receipt of any required third-party consents and regulatory approvals, Satellite and TCI have agreed to provide to the Call Center LLC the use of the call center assets to be contributed under services agreements or similar arrangements to the extent feasible. Operating obligations relating to the contributed assets, including leases of real and personal property (but not including any indebtedness for borrowed money), are expected to be assumed by the Call Center LLC.

         No definitive agreement has yet been reached regarding the above-described transaction, and there can be no assurance that any such transaction will be consummated.

                                                                     (continued)





                                     III-31

         Other Arrangements. On the Distribution date, TCI and Satellite entered into the Share Purchase Agreement, which obligates TCI and Satellite to sell to each other from time to time, at the then current market price, shares of TCI Group Series A Stock and SATCo Series A Stock, respectively, as necessary to satisfy their respective obligations under TCI Group Series A Options and SATCo Series A Options held after the Distribution date by their respective employees and non-employee directors.

         Certain officers of Satellite who were officers or directors of TCI and/or TCIC prior to the Distribution received undertakings of indemnification from TCI and/or TCIC. Such undertakings survived the Distribution.

         National Digital Television Center, Inc. ("NDTC"), an indirect subsidiary of TCI, has obtained a nontransferable, nonexclusive license to use certain proprietary technology of Imedia Corporation currently under development ("Imedia Technology") to provide statistical multiplexing of digitally compressed video signals. Although there can be no assurance that the Imedia Technology will be successfully implemented, if successful, such technology would increase the number of digital program signals that could be transmitted simultaneously over a single satellite transponder, thus effectively increasing the digital compression ratio. NDTC has agreed that if, prior to September 1, 1997, Satellite engages NDTC to provide digitization, compression and uplinking services for any high power DBS system operated by Satellite, and NDTC is authorized to use Imedia Technology or other proprietary technologies to provide multiplexing of digitally compressed video signals for Satellite, NDTC shall provide such multiplexing services to Satellite for an agreed fee, based on NDTC's incremental costs and other factors. Satellite's rights to receive multiplexing services under its agreement with NDTC are assignable by Satellite to any affiliate of Satellite, including for this purpose PRIMESTAR Partners.

         Other Relationships

         TCIC continues to be an obligor under, or a guarantor of the payment or performance of, certain contractual obligations, including debt obligations, of certain entities in which International has an interest. International has entered into an Indemnification Agreement with TCIC, pursuant to which International has agreed to indemnify TCIC for any payment made by TCIC, or any claim, loss or liability that TCIC may otherwise incur, by reason of such obligations. International has not made any payments to TCIC pursuant to he Indemnification Agreement.

         TINTA's Puerto Rico subsidiaries purchase programming services from a subsidiary of TCIC. The charges, which approximate such TCIC subsidiary's cost and are based on the aggregate number of subscribers served by such Puerto Rico subsidiaries, aggregated $4.3 million during the year ended December 31, 1996.

                                                                     (continued)





                                     III-32

         During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a L.14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note. Such note bears interest at 7% compounded semi-annually. During the year ended December 31, 1996, the U.S. dollar equivalent of interest expense incurred with respect to such note was $658,000. The distribution equipment was subsequently leased back to TCIC over a 5 year term with semi-annual payments of L.998,000 ($1.7 million), plus expenses. TINTA can require TCIC to repurchase the equipment at the end of the lease term at an amount equal to the greater of (i) fair market value or (ii) an amount that when combined with the rental payments received (excluding executory costs) during the lease term, and discounted using an interest rate of 7%, would not exceed 89% of the fair market value of the equipment at the inception of the lease. During the year ended December 31, 1996, the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $1.4 million.

         TCIC purchases sports and other programming from certain subsidiaries of Liberty. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $76 million for the year ended December 31, 1996.

         Certain TCIC corporate general and administrative costs are charged to subsidiaries of TCI at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs the subsidiaries would incur for comparable services on a stand alone basis. During the year ended December 31, 1996, Liberty and International were allocated $3 million in corporate general and administrative costs by TCIC.

         Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the year ended December 31, 1996 aggregated $12 million.

         TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Liberty holds the remaining 49.9% partnership interest.

         TCIC has entered into a long-term affiliation agreement with QE+ in respect to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for 1996 were approximately $52 million. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operations unless such more favorable terms and conditions are made available to TCIC.
The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1997 and 1998.

         At December 31, 1996, TCIC had an $203 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to TCI Starz, Inc., who in turn paid such amount to QE+ offset by TCIC's purchase of programming from QE+. Such receivable is non-interest bearing for five years from the date of the advances.

         A former consolidated subsidiary of Liberty, Home Shopping Network, Inc. ("HSN"), paid a commission to TCIC for merchandise sales to customers who are subscribers of TCIC's cable systems. Aggregate commissions to TCIC were $7 million for the year ended December 31, 1996. Effective December 20, 1996, Liberty entered into a series of transactions whereby it decreased its ownership interest in HSN such that Liberty no longer consolidates HSN.
                                                                     (continued)





                                     III-33

         The Company believes that the foregoing business dealings with management during 1996 were based upon terms no less advantageous to TCIC than those which would be available in dealing with unaffiliated persons.

         (c)     Indebtedness of management

                 None.





                                     III-34