Form 10-Q
period 1997-03-31
TCI COMMUNICATIONS INC
filed 1997-05-13
CIK 96903

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

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


         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of April 30, 1997, was:

                   Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                     March 31,       December 31,
                                                                       1997             1996
                                                                    ----------       ------------
Assets                                                                   amounts in millions
Cash                                                                $    36               --

Trade and other receivables, net                                        302                308

Investments in affiliates, accounted for under the equity method,
   and related receivables (note 3)                                     307                317

Property and equipment, at cost:
   Land                                                                  72                 74
   Distribution systems                                               9,533              9,726
   Support equipment and buildings                                    1,414              1,423
                                                                    -------            -------
                                                                     11,019             11,223
   Less accumulated depreciation                                      4,041              4,031
                                                                    -------            -------
                                                                      6,978              7,192
                                                                    -------            -------

Franchise costs                                                      17,172             17,174
   Less accumulated amortization                                      2,414              2,380
                                                                    -------            -------
                                                                     14,758             14,794
                                                                    -------            -------

Other assets, at cost, net of amortization                              391                525
                                                                    -------            -------

                                                                    $22,772             23,136
                                                                    =======            =======

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                  (unaudited)

                                                                               March 31,   December 31,
                                                                                 1997         1996
                                                                              ----------   -----------
Liabilities and Common Stockholder's Equity (Deficit)                           amounts in millions
Accounts payable                                                              $    100         191

Accrued interest                                                                   165         268

Accrued programming expense                                                        251         232

Other accrued expenses                                                             514         536

Debt (note 5)                                                                   13,906      14,318

Deferred income taxes                                                            5,414       5,459

Other liabilities                                                                   81          84
                                                                              --------    --------

      Total liabilities                                                         20,431      21,088
                                                                              --------    --------


Minority interests in equity of consolidated subsidiaries                          791         802

Redeemable preferred stock                                                         232         232



Company-obligated mandatorily redeemable preferred securities of subsidiary trusts ("Trust Preferred Securities") holding solely
   subordinated debt securities of the Company (note 6)                          1,502       1,000

Common stockholder's equity (deficit):

   Class A common stock, $1 par value. Authorized 910,553 shares;
      issued and outstanding 811,655 shares                                          1           1
   Class B common stock, $1 par value. Authorized, issued and
      outstanding 94,447 shares                                                   --          --
   Additional paid-in capital                                                    2,128       2,234
   Unrealized holding gains for available-for-sale securities, net
      of taxes                                                                       5        --
   Accumulated deficit                                                            (783)       (822)
                                                                              --------    --------
                                                                                 1,351       1,413


   Investment in Tele-Communications, Inc. ("TCI"), at cost (note 1)            (1,143)     (1,143)
   Intercompany receivable (note 7)                                               (392)       (256)
                                                                              --------    --------

      Total common stockholder's equity (deficit)                                 (184)         14
                                                                              --------    --------

Commitments and contingencies (note 8)

                                                                              $ 22,772      23,136
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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                       Three months ended
                                                                             March 31,
                                                                      ---------------------
                                                                        1997        1996
                                                                      --------- -----------
                                                                       amounts in millions
Revenue                                                               $ 1,505      1,333

Operating costs and expenses:
   Operating                                                              544        464
   Selling, general and administrative                                    282        371
   Adjustment to compensation relating to options and stock
      appreciation rights                                                --           (4)
   Depreciation                                                           217        236
   Amortization                                                           114         96
                                                                      -------    -------
                                                                        1,157      1,163
                                                                      -------    -------

         Operating income                                                 348        170

Other income (expense):
   Interest expense                                                      (272)      (246)
   Interest income (note 7)                                                 9          7
   Share of losses of affiliates, net (note 3)                            (12)       (60)
   Minority interests in earnings of consolidated subsidiaries, net       (26)        (4)
   Gain on disposition and exchange of assets, net                         18          9
   Other, net                                                              (4)        (2)
                                                                      -------    -------
                                                                         (287)      (296)
                                                                      -------    -------

      Earnings (loss) before income taxes                                  61       (126)

Income tax benefit (expense)                                              (22)        46
                                                                      -------    -------

      Net earnings (loss)                                                  39        (80)

Preferred stock dividend requirements                                      (2)        (2)
                                                                      -------    -------

      Net earnings (loss) attributable to common stockholder          $    37        (82)
                                                                      =======    =======


          See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

        Consolidated Statement of Common Stockholder's Equity (Deficit)
                       Three months ended March 31, 1997
                                  (unaudited)

                                                                          Unrealized
                                                                          holding
                                                                          gains for
                                                                          available-
                                               Common stock    Additional for-sale                       Investment
                                             ----------------   paid-in   securities,     Accumulated       in        Intercompany
                                             Class A  Class B   capital   net of taxes       deficit        TCI        receivable
                                             -------  -------  ---------- ------------    -----------    ----------   ------------
                                                                           amounts in millions
Balance at January 1, 1997                   $    1      --       2,234        --              (822)       (1,143)        (256)

  Net earnings                                   --      --          --        --                39            --           --
  Accreted dividends on redeemable
    preferred stock                              --      --          (2)       --                --            --           --
  Change in unrealized holding gains for
    available-for-sale securities, net of
    taxes                                        --      --          --         5                --            --           --
  Transfer of assets from TCI
    Communications, Inc. to TCI (note 7)         --      --        (104)       --                --            --           33
  Change in intercompany receivable              --      --          --        --                --            --         (169)
                                             ------      --      ------    ------            ------        ------       ------

Balance at March 31, 1997                    $    1      --       2,128         5              (783)       (1,143)        (392)
                                             ======      ==      ======    ======            ======        ======       ======


                                                                     Total
                                                                    common
                                                                 stockholder's
                                                                equity (deficit)
                                                               ----------------
Balance at January 1, 1997                                         14

  Net earnings                                                     39
  Accreted dividends on redeemable
    preferred stock                                                (2)
  Change in unrealized holding gains for
    available-for-sale securities, net of
    taxes                                                           5
  Transfer of assets from TCI
    Communications, Inc. to TCI (note 7)                          (71)
  Change in intercompany receivable                              (169)
                                                                -----

Balance at March 31, 1997                                        (184)
                                                                =====




         See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                    1997        1996
                                                                                   ------      ------
                                                                                   amounts in millions
                                                                                       (see note 2)
Cash flows from operating activities:
   Net earnings (loss)                                                              $  39       (80)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                 331       332
        Adjustment to compensation relating to options and stock appreciation
           rights                                                                      --        (4)
        Payment of stock appreciation rights                                           (1)       (2)
        Share of losses of affiliates                                                  12        60
        Deferred income tax benefit                                                   (30)      (47)
        Minority interests in earnings                                                 26         4
        Gain on disposition and exchange of assets, net                               (18)       (9)
        Intercompany tax allocation                                                    51         2
        Payments of restructuring charges                                             (16)       --
        Other noncash charges (credits)                                                 2        (2)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
              Change in receivables                                                     5        46
              Change in accrued interest                                             (103)      (54)
              Change in other accruals and payables                                   (80)      (17)
                                                                                    -----    ------

                Net cash provided by operating activities                             218       229
                                                                                    -----    ------

Cash flows from investing activities:
   Capital expended for property and equipment                                        (80)     (389)
   Cash paid for acquisitions                                                         (68)      (77)
   Cash received in exchanges                                                          22        50
   Cash proceeds from disposition of assets                                           140        40
   Additional investments in and loans to affiliates and others                        --       (61)
   Repayment of loans by affiliates and others                                         52         5
   Other investing activities                                                         (72)      (20)
                                                                                    -----    ------

                Net cash used in investing activities                                  (6)     (452)
                                                                                    -----    ------

Cash flows from financing activities:
   Borrowings of debt                                                                 284     1,112
   Repayments of debt                                                                (695)   (1,467)
   Proceeds from issuance of redeemable preferred stock                                --       223
   Proceeds from issuance of Trust Preferred Securities                               490       486
   Payment of redeemable preferred stock dividends                                     (2)       --
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                      (32)       (1)
   Change in intercompany payable/receivable                                         (221)      (49)
                                                                                    -----    ------

                Net cash provided by (used in) financing activities                  (176)      304
                                                                                    -----    ------

                Net increase in cash                                                   36        81

                Cash at beginning of period                                            --        --
                                                                                    -----    ------

                Cash at end of period                                               $  36        81
                                                                                    =====    ======

          See accompanying notes to consolidated financial statements

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                  (unaudited)


(1)      General

         The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. ("TCIC" or the "Company") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. TCIC is a subsidiary of TCI.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Certain amounts have been reclassified for comparability with the 1997 presentation.

         TCIC owns an aggregate of 189,867 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1496.65 shares of Series A TCI Group common stock ("TCI Group Stock"). In addition, TCIC owns 116,853,195 shares of Series A TCI Group Stock. Such ownership of Series F Preferred Stock and Series A TCI Group Stock is reflected as investment in TCI in the accompanying consolidated balance sheets, at cost.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $375 million and $300 million for the three months ended March 31, 1997 and 1996, respectively. Also during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                Three months ended
                                                                    March 31,
                                                                ------------------
                                                                 1997       1996
                                                                ------     -------
                                                                amounts in millions
Cash paid for acquisitions:
   Fair value of assets acquired                                 $  67     881
   Liabilities assumed, net of current assets                       (2)      4
   Deferred tax liability recorded in acquisitions                  --    (240)
   Minority interests in equity of acquired entities                 3      (4)
   Common stock of TCI issued in acquisition contributed to
     TCIC                                                           --    (564)
                                                                 -----    ----

        Cash paid for acquisitions                               $  68      77
                                                                 =====    ====

Cash received in exchanges:
   Aggregate cost basis of assets acquired                       $ 294     193
   Historical cost of assets given up                             (305)   (222)
   Gain recorded on exchange of assets                             (11)    (21)
                                                                 -----    ----

        Cash received in exchanges                               $ (22)    (50)
                                                                 =====    ====

Transfer of net assets:
   Fair value of assets transferred to (from) TCI                $  90     (27)
   Deferred tax liability transferred from (to) TCI                (19)     17
   Minority interests in equity                                     --     (14)
   Decrease in additional paid-in-capital resulting from
       transfer of net assets to TCI                              (104)     --
   Decrease in intercompany receivable resulting from transfer
       of net assets                                                33      24
                                                                 -----    ----

                                                                 $ --       --
                                                                 =====    ====

Change in unrealized gains, net of deferred taxes, on
   available-for-sale securities                                 $   5       3
                                                                 =====    ====

Accrued preferred stock dividends                                $   2       2
                                                                 =====    ====

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(3)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                              Three months ended
               Combined Operations                 March 31,
                                              -------------------
                                                1997       1996
                                              --------   --------
                                              amounts in millions
               Revenue                         $ 82         171
               Operating expenses               (50)       (186)
               Depreciation and amortization    (35)        (22)
                                                ----        ----

                   Operating loss                (3)        (37)

               Interest expense                 (19)         (7)
               Other, net                         2          24
                                               ----        ----

                   Net loss                    $(20)        (20)
                                               ====        ====


         Effective December 31, 1996, TCIC transferred its 30% ownership interest in Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum"), 31.1% ownership interest in Teleport Communications Group Inc. ("TCG") and certain other investments to TCI. Collectively, the carrying value of such investments was $1,116 million at December 31, 1996 and accounted for $61 million of TCIC's share of its affiliates' losses for the three months ended March 31, 1996.

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


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share.

(5)      Debt

         Debt is summarized as follows:

                                           March 31, December 31,
                                              1997      1996
                                           --------- ------------
                                            amounts in millions
           Parent company debt:
              Notes payable                 $ 8,002       8,031
              Commercial paper                  404         638
              Other debt                         28          --
                                            -------      ------
                                              8,434       8,669
          Debt of subsidiaries:
             Bank credit facilities           4,645       4,810
             Notes payable                      762         768
             Convertible notes (a)               41          43
             Other debt                          24          28
                                            -------      ------

                                            $13,906      14,318
                                            =======      ======

         (a) These convertible notes, which are stated net of unamortized discount of $168 million and $178 million at March 31, 1997 and December 31, 1996, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of Series A TCI Group Stock and TCI Series A Liberty Media Group common stock.

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

                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The fair value of TCIC's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. The fair value of debt, which has a carrying value of $13,906 million, was $14,042 million at March 31, 1997.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various interest rate exchange agreements pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at March 31, 1997 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,250 million at March 31, 1997. During the three months ended March 31, 1997 and 1996, TCIC's net receipts pursuant to the Fixed Rate Agreements were $3 million and $5 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $1 million and $8 million, respectively.

         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                        Fixed Rate Agreements                            Variable Rate Agreements
                        ---------------------                            ------------------------
            Expiration        Interest Rate     Notional          Expiration       Interest Rate    Notional
               Date            To Be Paid        Amount              Date          To Be Received    Amount
           ------------       -------------     --------         --------------    --------------   --------
           October 1997        7.1%-9.3%        $  180           April 1997               7.0%      $   200
           December 1997            8.7%           230           September 1998        4.8%-5.4%        450
                                                ------           April 1999               7.4%           50
                                                $  410           February 2000         5.8%-6.6%        300
                                                ======           March 2000            5.8%-6.0%        675
                                                                 September 2000           5.1%           75
                                                                 March 2027               9.7%          300
                                                                 December 2036            9.7%          200
                                                                                                    -------
                                                                                                    $ 2,250
                                                                                                    =======


         TCIC is exposed to credit losses for the periodic settlements of amounts due under these interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the interest rate exchange agreements is the estimated amount that TCIC would pay or receive to terminate the agreements at March 31, 1997, taking into consideration current interest rates and assuming the current creditworthiness of the counterparties. At March 31, 1997, TCIC would be required to pay an estimated $7 million to terminate the Fixed Rate Agreements and an estimated $47 million to terminate the Variable Rate Agreements.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper At March 31, 1997, TCIC had approximately $1.5 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(6) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company

         In 1996 and 1997, the Company, through certain subsidiary trusts, (the "Trusts"), issued preferred securities as follows:

                  Subsidiary Trust             Interest Rate       Face Amount
                  ----------------             -------------       -----------
                                                                   in millions
         TCI Communications Financing I              8.72%          $  500
         TCI Communications Financing II            10.00%             500
         TCI Communications Financing III            9.65%             300
         TCI Communications Financing IV             9.72%             200
                                                                    ------

                                                                    $1,500
                                                                    ======

         The Trusts exist for the exclusive purpose of issuing the Trust Preferred Securities and investing the proceeds thereof into Subordinated Deferrable Interest Notes (the "Subordinated Debt Securities") of the Company. The Subordinated Debt Securities have interest rates equal to the interest rate of the corresponding Trust Preferred Securities and have maturity dates ranging from 30 to 49 years from the date of issuance. The Subordinated Debt Securities are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. Upon redemption of the Subordinated Debt Securities, the Trust Preferred Securities will be mandatorily redeemable. The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Preferred Securities.

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust Preferred Securities are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.


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

         TCIC purchases sports and other programming from certain subsidiaries of TCI's business which produces and distributes programming services, ("Liberty"). Charges to TCIC (which are based upon customary rates charged to others) for such programming were $11 million and $27 million for the three months ended March 31, 1997 and 1996, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations.

         Liberty leases satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the three month periods ended March 31, 1997 and 1996, aggregated $2 million and $3 million, respectively.

         TCI Starz, Inc., a subsidiary of TCI, has a 50.1% general partnership interest in QE+ Ltd Limited Partnership ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Liberty holds the remaining 49.9% partnership interest.

         TCIC has entered into a long-term affiliation agreement with QE+ related to the distribution of the STARZ! service. Rates per subscriber specified in the agreement are based upon customary rates charged to other cable system operators. Payments to QE+ for the three months ended March 31, 1997 and 1996 were approximately $26 million and $18 million, respectively. The affiliation agreement also provides that QE+ will not grant materially more favorable terms and conditions to other cable system operators unless such more favorable terms and conditions are made available to TCIC. The affiliation agreement also requires TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $339 million for the years 1997 and 1998.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         At March 31, 1997, TCIC had a $199 million intercompany receivable from TCI Starz, Inc. which represented the net effect of advances to TCI Starz, Inc., who in turn paid such amounts to QE+, offset by TCIC's purchase of programming from QE+. Such receivable is non-interest bearing for five years from the date of the advances.

         Effective January 2, 1997, TCIC transferred its business of providing long-distance transport of video, voice and data traffic and other telecommunications services to TCI. Such transfer has been reflected as a net decrease in common stockholder's equity.

         Intercompany amounts at March 31, 1997 represent non-interest bearing intercompany advances aggregating $18 million from certain subsidiaries of TCI offset by the aforementioned $199 million intercompany receivable from TCI Starz, Inc. and interest-bearing loans to certain subsidiaries of TCI. Such interest-bearing loans plus accrued interest aggregated $211 million and $148 million at March 31, 1997 and December 31, 1996, respectively. Interest earned by TCIC on such intercompany loans aggregated $3 million and $2 million for the three months ended March 31, 1997 and 1996, respectively.

(8)      Commitments and Contingencies

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $175 million at March 31, 1997. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC. A certain company has indemnified TCIC for any loss, claim or liability that TCIC may incur, by reason of certain guarantees and credit enhancements made by TCIC on the company's behalf.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of March 31, 1997, the amount of such obligations or guarantees was approximately $97 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Certain key employees of TCIC hold restricted stock awards, options and options with tandem SARs to acquire shares of TCI and certain TCI subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and options and/or SARs have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested.


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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Management's Discussion and Analysis of
   Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's consolidated financial statements included herein.

(1)      Material changes in financial condition:

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

         At March 31, 1997, subsidiaries of the Company had approximately $1.5 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries of the Company were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities). See note 5 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

(1)      Material changes in financial condition (continued):

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights) ($679 million and $498 million, for the three months ended March 31, 1997 and 1996, respectively) to interest expense ($272 million and $246 million, for the three months ended March 31, 1997 and 1996, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 250% and 202% for the three month period ended March 31, 1997 and 1996. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, almost half of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($218 million and $229 million for the three months ended March 31, 1997 and 1996, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         The Company's subsidiaries generally finance acquisitions and capital expenditures through net cash provided by operating and financing activities. Historically, amounts expended for acquisitions, investments and capital expenditures have exceeded net cash provided by operating activities. However, during the three months ended March 31, 1997, cash provided by operating activities exceeded cash used in investing activities. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by the Company for property and equipment was $80 million during the three months ended March 31, 1997, as compared to $389 million during the corresponding period in 1996. The Company currently estimates that it will spend approximately $750 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities, the Company will use such excess cash to reduce outstanding debt.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

(1)      Material changes in financial condition (continued):

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution, and license agreements. As of March 31, 1997, the amount of such obligations or guarantees was approximately $97 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $175 million at March 31, 1997. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC. A certain company has indemnified TCIC for any loss, claim or liability that TCIC may incur, by reason of certain guarantees and credit enhancements made by TCIC on the company's behalf.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company) and through net cash provided by their own operating activities.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various interest rate exchange agreements. Pursuant to the interest rate exchange agreements, the Company (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at March 31, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,250 million at March 31, 1997. During the three months ended March 31, 1997 and 1996, the Company's net receipts pursuant to its Fixed Rate Agreements were $3 million and $5 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1 million and $8 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the interest rate exchange agreements in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

(2)      Material changes in results of operations:

         Revenue

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At March 31, 1997, 78% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.


                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

(2)      Material changes in results of operations (continued):

         During the three months ended March 31, 1997, 73% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         Through December 4, 1996, the Company had an investment in a direct broadcast satellite partnership, PRIMESTAR Partners L.P. ("Primestar"). Primestar provides programming and marketing support to each of its cable partners who provide satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of Series A TCI Group Stock and Series B TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included the Company's interest in Primestar, the Company's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations are no longer consolidated with those of the Company.

         Revenue increased 13% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of an increase in revenue due to acquisitions (13%), and a decrease in revenue due to the Satellite Spin-off (6%), revenue increased 6%. Such increase was the result of an 11% increase in the Company's average basic rate, a 1% increase in the Company's average premium rate and a 3% decrease in the number of average premium subscribers. The number of average basic customers increased less than 1% from 1996 to 1997.

         Operating Costs and Expenses

         Operating expenses increased 17% for the three months ended March 31, 1997, respectively, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 9%. Programming expenses accounted for the majority of such increases. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

         Selling, general and administrative expenses decreased 24% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 17%. Such decrease is due primarily to a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, as well as reduced marketing and general overhead expenses.

         The decrease in the Company's depreciation expense in 1997 is the result of the net effect of a decrease due to the Satellite Spin-off partially offset by increases due to acquisitions and capital expenditures. The increase in the Company's amortization expense in 1997 is due to acquisitions.

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

         Other Income and Expenses

         Included in share of losses of affiliates for the three months ended March 31, 1996 was $61 million, attributable to the Company's investment in Sprint Spectrum and TCG. Effective December 31, 1996, the Company transferred these investments to TCI. As such, the Company no longer reflects share of losses from such investments.

         Minority interests in earnings of consolidated subsidiaries aggregated $26 million for the three months ended March 31, 1997, as compared to $4 million for the corresponding period in 1996. Such change is due primarily to the accrual of dividends on the Trust Preferred Securities in 1997. See note 6 to the accompanying consolidated financial statements.

         Net Earnings (Loss)

         TCIC's net earnings (before preferred stock dividend requirements) of $39 million for the three months ended March 31, 1997 represented an increase of $119 million as compared to TCIC's net loss (before preferred stock dividend requirements) of $80 million for the corresponding period of 1996. Such increase is primarily the net result of an increase in operating income and a decrease in share of losses of affiliates partially offset by an increase in interest expense and an increase in the aforementioned dividends on Trust Preferred Securities reflected as minority share of earnings.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1997 to which TCIC or any of its consolidated subsidiaries is a party or of which any of its property is the subject.

Item 6.  Exhibit and Reports on Form 8-K.

         (a)  Exhibit -

              (27)     TCI Communications, Inc. Financial Data Schedule

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

                      Date of           Item
                       Report          Reported      Financial Statements Filed
                      -------          --------      --------------------------
                   January 22, 1997     Item 5              None.
                   March 11, 1997       Item 5              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TCI COMMUNICATIONS, INC.





Date:      May 13, 1997                By:   /s/ Leo J. Hindery, Jr.
                                          --------------------------------------
                                                 Leo J. Hindery, Jr.
                                                 President and
                                                 Chief Executive Officer



Date:      May 13, 1997                By:   /s/ Stephen M. Brett
                                          --------------------------------------
                                                 Stephen M. Brett
                                                 Senior Vice President



Date:      May 13, 1997                By:   /s/ Bernard W. Schotters
                                          --------------------------------------
                                                 Bernard W. Schotters
                                                 Senior Vice President
                                                 (Principal Financial Officer)



Date:      May 13, 1997                By:   /s/ Gary K. Bracken
                                          --------------------------------------
                                                 Gary K. Bracken
                                                 Senior Vice President
                                                 and Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
 27                      TCI Communications, Inc. Financial Data Schedule