Form 10-Q
period 1997-06-30
TCI COMMUNICATIONS INC
filed 1997-08-13
CIK 96903

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of July 31, 1997, was:

                   Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                    June 30,   December 31,
                                                                    ---------  ------------
                                                                      1997        1996
                                                                    ---------   ---------
Assets                                                               amounts in millions

Trade and other receivables, net                                    $     409         308

Investments in affiliates, accounted for under the
   equity method, and related receivables (note 4)                        312         317

Property and equipment, at cost:
   Land                                                                    72          74
   Distribution systems                                                 9,502       9,726
   Support equipment and buildings                                      1,424       1,423
                                                                    ---------   ---------
                                                                       10,998      11,223
   Less accumulated depreciation                                        4,202       4,031
                                                                    ---------   ---------
                                                                        6,796       7,192
                                                                    ---------   ---------

Franchise costs                                                        17,145      17,174
   Less accumulated amortization                                        2,518       2,380
                                                                    ---------   ---------
                                                                       14,627      14,794
                                                                    ---------   ---------

Other assets, net of amortization                                         392         525
                                                                    ---------   ---------

                                                                    $  22,536      23,136
                                                                    =========   =========


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                  (unaudited)


                                                                     June 30,     December 31,
                                                                       1997          1996
                                                                    ----------    ----------
Liabilities and Common Stockholder's Equity (Deficit)                 amounts in millions

Accounts payable                                                    $      129           191

Accrued interest                                                           266           268

Accrued programming expense                                                213           232

Other accrued expenses                                                     709           536

Debt (note 6)                                                           13,638        14,318

Deferred income taxes                                                    5,352         5,459

Other liabilities                                                           97            84
                                                                    ----------    ----------

      Total liabilities                                                 20,404        21,088
                                                                    ----------    ----------

Minority interests in equity of consolidated
   subsidiaries                                                            800           802

Redeemable preferred stock                                                 232           232

Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts ("Trust Preferred Securities") holding solely
   subordinated debt securities of the Company (note 7)                  1,500         1,000

Common stockholder's equity (deficit):
   Class A common stock, $1 par value. Authorized 910,553 shares;
      issued and outstanding
      811,655 shares                                                         1             1
   Class B common stock, $1 par value. Authorized, issued and
      outstanding 94,447 shares                                             --            --
   Additional paid-in capital                                            2,125         2,234
   Unrealized holding gains for available-for-sale
      securities, net of taxes                                               6            --
   Accumulated deficit                                                    (796)         (822)
                                                                    ----------    ----------
                                                                         1,336         1,413

   Investment in Tele-Communications, Inc. ("TCI"),
     at cost (note 1)                                                   (1,143)       (1,143)
   Intercompany receivable (note 8)                                       (593)         (256)
                                                                    ----------    ----------

      Total common stockholder's equity (deficit)                         (400)           14
                                                                    ----------    ----------
Commitments and contingencies (note 9)                              $   22,536        23,136
                                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)

                                               Three months ended     Six months ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                1997       1996       1997       1996
                                               -------    -------    -------    -------
                                                         amounts in millions
Revenue                                        $ 1,545      1,430      3,050      2,763

Operating costs and expenses:
   Operating                                       562        500      1,106        977
   Selling, general and administrative             304        384        586        742
   Compensation (adjustment to compensation)
      relating to stock appreciation rights          8         --          8         (4)
   Depreciation                                    236        246        453        482
   Amortization                                    127        103        241        199
                                               -------    -------    -------    -------
                                                 1,237      1,233      2,394      2,396
                                               -------    -------    -------    -------

         Operating income                          308        197        656        367

Other income (expense):
   Interest expense                               (274)      (247)      (546)      (493)
   Interest income (note 8)                          7         12         16         19
   Share of losses of affiliates, net
      (note 4)                                     (10)       (43)       (22)      (103)
   Loss on early extinguishment of debt
      (note 6)                                     (11)       (66)       (11)       (66)
   Minority interests in earnings of
      consolidated subsidiaries, net               (55)       (11)       (81)       (15)
   Gain on disposition and exchange of
      assets, net                                   22          3         40         12
   Other, net                                        5         (1)         1         (3)
                                               -------    -------    -------    -------
                                                  (316)      (353)      (603)      (649)
                                               -------    -------    -------    -------

      Earnings (loss) before income taxes           (8)      (156)        53       (282)

Income tax benefit (expense)                        (5)        42        (27)        88
                                               -------    -------    -------    -------

      Net earnings (loss)                          (13)      (114)        26       (194)

Preferred stock dividend requirements               (3)        (2)        (5)        (4)
                                               -------    -------    -------    -------

      Net earnings (loss) attributable to
        common stockholder                     $   (16)      (116)        21       (198)
                                               =======    =======    =======    =======


See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

        Consolidated Statement of Common Stockholder's Equity (Deficit)
                         Six months ended June 30, 1997
                                  (unaudited)

                                                                           Unrealized
                                                                           holding
                                                                           gains for
                                                                           available-                                   Total
                                              Common stock     Additional  for-sale    Accu-  Investment                common
                                            -----------------   paid-in   securities, mulated    in    Intercompany  stockholder's
                                            Class A   Class B   capital  net of taxes deficit    TCI    receivable  equity (deficit)
                                            -------   -------   -------  ------------ -------    ---    ----------  ----------------
                                                                               amounts in millions
Balance at January 1, 1997                   $    1     --       2,234         --       (822)   (1,143)       (256)         14

   Net earnings                                --       --        --           --         26      --          --            26
   Accreted dividends on redeemable
     preferred stock                           --       --          (5)        --       --        --          --            (5)
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                     --       --        --              6     --        --          --             6
   Transfer of assets from TCI
     Communications, Inc. to TCI (note 8)      --       --        (104)        --       --        --            33         (71)
   Change in intercompany receivable           --       --        --           --       --        --          (370)       (370)
                                             ------   ------    ------    ---------   ------    ------  ----------  ----------

Balance at June 30, 1997                     $    1     --       2,125            6     (796)   (1,143)       (593)       (400)
                                             ======   ======    ======    =========   ======    ======  ==========  ==========




See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                Six months ended
                                                                                  June 30,
                                                                            ----------------------
                                                                              1997         1996
                                                                            ---------    ---------
                                                                             amounts in millions
                                                                                  (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                      $      26         (194)
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                             694          681
        Compensation (adjustment to compensation) relating
           to stock appreciation rights                                             8           (4)
        Payments of compensation obligation relating to stock
           appreciation rights                                                     (2)          (2)
        Share of losses of affiliates, net                                         22          103
        Loss on early extinguishment of debt                                       11           66
        Deferred income tax benefit                                               (92)         (88)
        Minority interests in earnings of consolidated
           subsidiaries, net                                                       81           15
        Gain on disposition and exchange of assets, net                           (40)         (12)
        Intercompany tax allocation                                               115           (3)
        Payments of restructuring charges                                         (19)          --
        Other noncash charges (credits)                                             4           (4)
        Changes in operating assets and liabilities, net of the
           effect of acquisitions:
              Change in receivables                                               (82)          13
              Change in accrued interest                                           (2)          32
              Change in other accruals and payables                               109          (82)
                                                                            ---------    ---------

                Net cash provided by operating activities                         833          521
                                                                            ---------    ---------

Cash flows from investing activities:
   Capital expended for property and equipment                                   (170)        (891)
   Cash paid for acquisitions                                                     (76)        (109)
   Cash received in exchanges                                                      15           50
   Cash proceeds from disposition of assets                                       193           55
   Additional investments in and loans to affiliates and others                   (10)        (489)
   Repayment of loans by affiliates and others                                    102           --
   Other investing activities                                                    (110)         (14)
                                                                            ---------    ---------
                Net cash used in investing activities                             (56)      (1,398)
                                                                            ---------    ---------
Cash flows from financing activities:
   Borrowings of debt                                                             995        4,087
   Repayments of debt                                                          (1,677)      (4,159)
   Prepayment penalties                                                            (7)         (60)
   Proceeds from issuance of redeemable preferred stock                            --          223
   Proceeds from issuance of Trust Preferred Securities                           490          971
   Payment of redeemable preferred stock dividends                                 (5)          (2)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                  (80)         (10)
   Change in intercompany receivable                                             (493)        (173)
                                                                            ---------    ---------

                Net cash provided by (used in) financing activities              (777)         877
                                                                            ---------    ---------
                Net change in cash                                                 --           --

                Cash at beginning of period                                        --           --
                                                                            ---------    ---------
                Cash at end of period                                       $      --           --
                                                                            =========    =========

See accompanying notes to consolidated financial statements.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                 June 30, 1997
                                  (unaudited)


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

         TCIC, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership and operation of cable television systems. TCIC operates its cable television systems throughout the continental United States and Hawaii.

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

         TCIC owns an aggregate of 189,867 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,496.65 shares of Series A TCI Group common stock ("TCI Group Stock"). In addition, TCIC owns 116,853,195 shares of Series A TCI Group Stock. Such ownership of Series F Preferred Stock and Series A TCI Group Stock is reflected as investment in TCI, at cost, in the accompanying consolidated balance sheets.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(2)      Derivative Financial Instruments

         TCIC has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from its financial liabilities. Such Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. TCIC does not use such instruments for trading purposes.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $548 million and $461 million for the six months ended June 30, 1997 and 1996, respectively. Also during these periods, cash paid for income taxes was not material.

         Significant noncash investing and financing activities are as follows:

                                                                                       Six months ended
                                                                                          June 30,
                                                                                    ----------------------
                                                                                       1997         1996
                                                                                    ---------    ---------
                                                                                     amounts in millions
                   Cash paid for acquisitions:
                      Fair value of assets acquired                                 $      74          917
                      Liabilities assumed, net of current assets                           (2)           4
                      Deferred tax benefit (liability) recorded in acquisitions             1         (244)
                      Minority interests in equity of acquired entities                     3           (4)
                      Common stock of TCI issued in acquisition contributed to
                        TCIC                                                               --         (564)
                                                                                    ---------    ---------
                           Cash paid for acquisitions                               $      76          109
                                                                                    =========    =========
                   Cash received in exchanges:
                      Aggregate cost basis of assets acquired                       $     395          193
                      Historical cost of assets given up                                 (399)        (222)
                      Gain recorded on exchange of assets                                 (11)         (21)
                                                                                    ---------    ---------
                           Cash received in exchanges                               $     (15)         (50)
                                                                                    =========    =========
                   Transfer of net assets:
                      Fair value of assets transferred to (from) TCI                $      90         (179)
                      Liabilities assumed, net of current assets                           --           40
                      Deferred tax liability transferred to TCI                           (19)          --
                      Decrease in additional paid-in-capital resulting from
                          transfer of net assets to TCI                                  (104)          --
                      Decrease in intercompany receivable resulting from transfer
                          of net assets                                                    33          139
                                                                                    ---------    ---------
                                                                                    $      --    $      --
                                                                                    =========    =========

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(4)      Investments in Affiliates

         Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                         Six months ended
                    Combined Operations                     June 30,
                    -------------------               ----------------------
                                                         1997         1996
                                                      ---------    ---------
                                                       amounts in millions
                      Revenue                         $     187          344
                      Operating expenses                   (114)        (378)
                      Depreciation and amortization         (78)         (46)
                                                      ---------    ---------

                          Operating loss                     (5)         (80)

                      Interest expense                      (38)         (18)
                      Other, net                              4           17
                                                      ---------    ---------

                          Net loss                    $     (39)         (81)
                                                      =========    =========

         Effective December 31, 1996, TCIC transferred its 30% ownership interest in Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum"), 31.1% ownership interest in Teleport Communications Group Inc. ("TCG") and certain other investments to TCI. Collectively, the carrying value of such investments was $1,116 million at December 31, 1996 and accounted for $102 million of TCIC's share of its affiliates' losses for the six months ended June 30, 1996.

         Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Acquisition

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


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock of Cable Sub with a stated value of $100 per share. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc.

         In June 1997, the Company entered into an agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

(6)      Debt

         Debt is summarized as follows:

                                                           June 30,   December 31,
                                                             1997         1996
                                                          ---------    ---------
                                                           amounts in millions
           Parent company debt:
               Notes payable (a)                          $   7,812        8,031
               Commercial paper                                 570          638
               Other debt                                        35         --
                                                          ---------    ---------
                                                              8,417        8,669
           Debt of subsidiaries:
               Bank credit facilities (b)                     4,395        4,810
               Notes payable (a)                                762          768
               Convertible notes (c)                             40           43
               Other debt                                        24           28
                                                          ---------    ---------

                                                          $  13,638       14,318
                                                          =========    =========

         (a) During the six months ended June 30, 1997, in order to reduce future interest costs, TCIC redeemed certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Redemption"). In connection with the 1997 Redemption, TCIC recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

                                                                    (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                  During the six months ended June 30, 1996, TCIC redeemed certain notes payable which had an aggregate principal balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "1996 Redemption"). In connection with the 1996 Redemption, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) During the second quarter of 1996, TCIC terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, TCIC recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.

         (c) These convertible notes, which are stated net of unamortized discount of $167 million and $178 million at June 30, 1997 and December 31, 1996, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. The notes are convertible, at the option of the holders, into shares of Series A TCI Group Stock and TCI Series A Liberty Media Group common stock.

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

         The fair value of TCIC's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. At June 30, 1997, the fair value of TCIC's debt was $13,759 million, as compared to a carrying value of $13,638 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at June 30, 1997 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,050 million at June 30, 1997. During the six months ended June 30, 1997 and 1996, TCIC's net payments pursuant to the Fixed Rate Agreements were $4 million and $8 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $11 million and $8 million, respectively.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                     Fixed Rate Agreements                               Variable Rate Agreements
                     ---------------------                               ------------------------
            Expiration         Interest rate      Notional       Expiration          Interest rate   Notional
               date            to be paid          amount          date              to be received  amount
               ----            ----------          ------          ----              --------------  ------
           October 1997           7.1%-9.3%        $  180      September 1998      4.8%-5.4%         $   450
           December 1997              8.7%            230      April 1999             7.4%                50
                                                   ------      February 2000       5.8%-6.6%             300
                                                               March 2000          5.8%-6.0%             675
                                                     $410      September 2000         5.1%                75
                                                   ======      March 2027             9.7%               300
                                                               December 2036          9.7%               200
                                                                                                     -------
                                                                                                     $ 2,050
                                                                                                     =======



         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the Interest Rate Swaps is the estimated amount that TCIC would pay or receive to terminate the agreements at June 30, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At June 30, 1997, TCIC would be required to pay an estimated $4 million to terminate the Fixed Rate Agreements and an estimated $25 million to terminate the Variable Rate Agreements.

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. At June 30, 1997, TCIC had approximately $1.6 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

(7) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company

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

(8)      Transactions with Related Parties

         A tax sharing agreement (the "Tax Sharing Agreement") among TCIC and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of pre-existing tax sharing arrangements and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986, as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC.

         TCIC purchases programming from certain subsidiaries of TCI. Charges to TCIC (which are based upon customary rates charged to others) for such programming were $21 million and $45 million for the six months ended June 30, 1997 and 1996, respectively. Such amounts are included in operating expenses in the accompanying consolidated statements of operations.

         Certain subsidiaries of TCI lease satellite transponder facilities from TCIC. Charges by TCIC for such arrangements for the six month periods ended June 30, 1997 and 1996, aggregated $4 million and $7 million, respectively.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Through June 30, 1997, TCI Starz, Inc. ("TCI Starz"), a subsidiary of TCI, had a 50.1% general partnership interest in QE+ Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Another subsidiary of TCI, Liberty Media Corporation ("Liberty") held the remaining 49.9% partnership interest. TCIC entered into a long-term affiliation agreement (the "Old Affiliation Agreement") with QE+ related to the distribution of the STARZ! service. Rates per subscriber specified in the Old Affiliation Agreement were based upon customary rates charged to other cable system operators. Payments to QE+ for the six months ended June 30, 1997 and 1996 were approximately $50 million and $25 million, respectively. The Old Affiliation Agreement also required TCIC to make payments to QE+ with respect to a guaranteed minimum number of subscribers totaling approximately $284 million for the years 1997 and 1998.

         At June 30, 1997, TCIC had a $245 million intercompany receivable from TCI Starz which represented the net effect of advances to TCI Starz, who in turn paid such amounts to QE+, offset by TCIC's purchase of programming from QE+. Such receivable was non-interest bearing for five years from the date of the advances.

         In July 1997, Liberty and TCI Starz entered into a series of transactions pursuant to which, among other matters, the business of STARZ! and Encore Media Corporation ("Encore") were contributed to a newly formed limited liability company ("Encore Media Group"). Upon consummation of the transactions, Liberty owns 80% of Encore Media Group and TCI Starz owns 20%.

         In connection with the formation of Encore Media Group, the Old Affiliation Agreement was canceled, and the Company and a subsidiary of Encore Media Group entered into a new 25-year affiliation agreement (the "New Affiliation Agreement"). Pursuant to the New Affiliation Agreement, the Company will pay fixed monthly amounts in exchange for unlimited access to substantially all of the existing Encore and Starz! programming services. The fixed annual amounts increase annually from $270 million in 1998 to $360 million in 2004, and will increase with inflation thereafter.

         Effective January 2, 1997, TCIC transferred its business of providing long-distance transport of video, voice and data traffic and other telecommunications services to TCI. Such transfer has been reflected as a net decrease in common stockholder's equity.

         Intercompany amounts at June 30, 1997 represent non-interest bearing intercompany receivables aggregating $139 million from certain subsidiaries of TCI, $245 million intercompany receivable from TCI Starz and interest-bearing loans to certain subsidiaries of TCI. Such interest-bearing loans plus accrued interest aggregated $209 million and $148 million at June 30, 1997 and December 31, 1996, respectively. Interest earned by TCIC on such intercompany loans aggregated $9 million and $5 million for the six months ended June 30, 1997 and 1996, respectively.

         Due to TCI's ownership of 100% of the common equity of TCIC, the amounts due to TCI have been classified as a component of common stockholder's equity in the accompanying consolidated balance sheets. Such amounts are due on demand and accrue interest as described above.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(9)      Commitments and Contingencies

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $200 million at June 30, 1997. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of June 30, 1997, the amount of such obligations or guarantees was approximately $131 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Certain key employees of TCIC hold restricted stock awards and options with tandem SARs to acquire shares of TCI and certain TCI subsidiaries' common stock. Estimates of the compensation related to the restricted stock awards and SARs have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the respective common stock and, ultimately, on the final market value when the rights are exercised or the restricted stock awards are vested.

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

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Management's Discussion and Analysis of
   Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's consolidated financial statements included herein.

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

         On July 31, 1996, TCIC consummated the Viacom Acquisition whereby TCIC acquired all of the common stock of Cable Sub which owned Viacom's cable systems and related assets. The transaction was structured as a tax-free reorganization in which Cable Sub initially transferred all of its non-cable assets, as well as all of its liabilities other than current liabilities, to New Viacom Sub. Cable Sub also transferred to New Viacom Sub the Loan Proceeds of the Loan Facility. Following these transfers, Cable Sub retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Loan Proceeds borrowed under the Loan Facility. Neither Viacom nor New Viacom Sub has any obligation with respect to repayment of the Loan Proceeds. For additional discussion of the Viacom Acquisition, see note 5 to the accompanying consolidated financial statements.

         In June 1997, the Company entered into an agreement with Cablevision pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         During 1997 and 1996, in order to reduce future interest costs, the Company redeemed certain fixed-rate notes payable which had an aggregate principle balance of $190 million and $809 million, respectively. In connection with such redemptions, the Company recognized losses on early extinguishment of debt of $11 million and $62 million, respectively. Such losses related to prepayment penalties and the retirement of deferred loan costs.

         Also, during the second quarter of 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion. In connection with such termination, the Company recognized a loss on early extinguishment of debt of $4 million related to the retirement of deferred loan costs.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(1)      Material changes in financial condition (continued):

         At June 30, 1997, subsidiaries of the Company had approximately $1.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 6 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights) ($1,358 million and $1,044 million, for the six months ended June 30, 1997 and 1996, respectively) to interest expense ($546 million and $493 million, for the six months ended June 30, 1997 and 1996, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 249% and 212% for the six months ended June 30, 1997 and 1996, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, 43% of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($833 million and $521 million for the six months ended June 30, 1997 and 1996, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Prior to 1997, amounts expended by TCIC for its investing activities generally have exceeded net cash provided by operating activities. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by the Company for property and equipment was $170 million during the six months ended June 30, 1997, as compared to $891 million during the corresponding period in 1996. The Company currently estimates that it will spend approximately $725 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(1)      Material changes in financial condition (continued):

         In the event the Company is unable to achieve such objectives, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of the Company's equity or equity of its subsidiaries, and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $200 million at June 30, 1997. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of June 30, 1997, the amount of such obligations or guarantees was approximately $131 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         The Company's various partnerships and other affiliates accounted for under the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company), through net cash provided by their own operating activities and in certain circumstances through capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various Interest Rate Swaps. Pursuant to the Interest Rate Swaps, the Company (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at June 30, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,050 million at June 30, 1997. During the six months ended June 30, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were $4 million and $8 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $11 million and $8 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. See note 6 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At June 30, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCIC had $5,827 million (or 43%) of fixed-rate debt and $7,811 million (or 57%) of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company could experience an increase in its interest expense.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

(2)     Material changes in results of operations:

         Revenue

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. Approximately 78% of the Company's basic customers are served by cable television systems that are subject to such rate regulation.

         During the six months ended June 30, 1997, 72% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

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

         Revenue increased 8% for the three months ended June 30, 1997, as compared to the corresponding period of 1996. Exclusive of an increase in revenue due to acquisitions (9%), and a decrease in revenue due to the Satellite Spin-off (6%), revenue increased 5%. Such increase was primarily the result of a 7% increase in basic revenue and a 9% decrease in premium revenue. TCIC experienced a 10% increase in its average basic rate, a 2% decrease in the number of average basic customers, a 7% increase in its average premium rate and a 13% decrease in the number of average premium customers.

         Revenue increased 10% for the six months ended June 30, 1997, as compared to the corresponding period of 1996. Exclusive of an increase in revenue due to acquisitions (11%), and a decrease in revenue due to the Satellite Spin-off (6%), revenue increased 5%. Such increase was primarily the result of an 8% increase in basic revenue and a 6% decrease in premium revenue. TCIC experienced an 11% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 4% increase in its average premium rate and an 8% decrease in the number of average premium customers.

         Operating Costs and Expenses

         Operating expenses increased 12% and 13% for the three months and six months ended June 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 8% and 7%, respectively. Programming expenses accounted for the majority of such increases. The Company cannot determine whether, and to what extent, increases in the cost of programming will affect its future operating costs.


                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(2)      Material changes in results of operations (continued):

         Selling, general and administrative expenses decreased 21% for the three months and six months ended June 30, 1997, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 13% for each period. Such decrease is due primarily to a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, as well as reduced marketing and general overhead expenses. The Company currently anticipates that marketing expense will increase for the six months ended December 31, 1997, as compared to the six months ended June 30, 1997.

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

         Other Income and Expenses

         Interest expense aggregated $274 million and $546 million for the three months and six months ended June 30, 1997, respectively, as compared to $247 million and $493 million for the corresponding periods in 1996. The majority of such increase in interest expense is due to increased debt balances as a result of the Viacom Acquisition in August 1996. See note 5 to the accompanying consolidated financial statements.

         Included in share of losses of affiliates for the three months and six months ended June 30, 1996 was $41 million and $102 million, respectively, attributable to the Company's investment in Sprint Spectrum and TCG. Effective December 31, 1996, the Company transferred these investments to TCI. As such, the Company no longer reflects share of losses from such investments.

         Minority interests in earnings of consolidated subsidiaries aggregated $55 million and $81 million for the three months and six months ended June 30, 1997, respectively, as compared to $11 million and $15 million for the corresponding periods in 1996. The majority of such change is due to the issuance of additional Trust Preferred Securities in May 1996 and March 1997 and the accrual of dividends on preferred securities issued in August 1996 by a subsidiary of the Company.

                                                                    (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


(2)      Material changes in results of operations (continued):

         Net Earnings (Loss)

         TCIC's net loss (before preferred stock dividend requirements) of $13 million for the three months ended June 30, 1997 represents a change of $101 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $114 million for the corresponding period of 1996. TCIC's net earnings (before preferred stock dividend requirements) of $26 million for the six months ended June 30, 1997 represents a change of $220 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $194 million for the corresponding period of 1996. Such changes are primarily the net result of an increase in operating income, a decrease in share of losses of affiliates and a decrease in loss on early extinguishment of debt partially offset by an increase in interest expense and an increase in the aforementioned dividends on preferred securities issued by certain subsidiaries of the Company included in minority share of earnings.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 6.         Exhibit and Reports on Form 8-K.

        (a)     Exhibit -

                (27)    TCI Communications, Inc. Financial Data Schedule

        (b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

                None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TCI COMMUNICATIONS, INC.





Date:      August 13, 1997            By:   /s/ Leo J. Hindery, Jr.
                                           ------------------------
                                                Leo J. Hindery, Jr.
                                                  President and
                                                  Chief Executive Officer



Date:      August 13, 1997            By:   /s/ Stephen M. Brett
                                           ---------------------
                                                Stephen M. Brett
                                                Senior Vice President



Date:      August 13, 1997            By:   /s/ Bernard W. Schotters
                                           -------------------------
                                                  Bernard W. Schotters
                                                  Senior Vice President
                                                  (Principal Financial Officer)



Date:      August 13, 1997            By:   /s/ Gary K. Bracken
                                           --------------------
                                                Gary K. Bracken
                                                Senior Vice President
                                                and Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


      (27)        TCI Communications, Inc. Financial Data Schedule