Form 10-Q
period 1997-09-30
TCI COMMUNICATIONS INC
filed 1997-11-14
CIK 96903

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of October 31, 1997, was:

                   Class A common stock - 811,655 shares; and
                      Class B common stock - 94,447 shares.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                         September 30,  December 31,
                                                             1997           1996
                                                         ------------   ------------
Assets                                                       amounts in millions
------
Trade and other receivables, net                         $        307            308

Investments in affiliates, accounted for under
   the equity method, and related receivables (note 4)            368            317

Property and equipment, at cost:
   Land                                                            74             74
   Distribution systems                                         9,701          9,726
   Support equipment and buildings                              1,383          1,423
                                                         ------------   ------------
                                                               11,158         11,223
   Less accumulated depreciation                                4,384          4,031
                                                         ------------   ------------
                                                                6,774          7,192
                                                         ------------   ------------

Franchise costs                                                17,161         17,174
   Less accumulated amortization                                2,615          2,380
                                                         ------------   ------------
                                                               14,546         14,794
                                                         ------------   ------------

Other assets, net of amortization                                 297            525
                                                         ------------   ------------
                                                         $     22,292         23,136
                                                         ============   ============


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                   (unaudited)

                                                                              September 30,   December 31,
                                                                                  1997             1996
                                                                              ------------    ------------
Liabilities and Common Stockholder's Equity (Deficit)                             amounts in millions
-----------------------------------------------------
Accounts payable                                                              $        139             191

Accrued interest                                                                       153             268

Accrued expenses                                                                       977             768

Debt (note 6)                                                                       13,612          14,318

Deferred income taxes                                                                5,336           5,459

Other liabilities                                                                      100              84
                                                                              ------------    ------------

      Total liabilities                                                             20,317          21,088
                                                                              ------------    ------------

Minority interests in equity of consolidated subsidiaries
                                                                                       801             802

Redeemable preferred stock                                                             232             232

Company-obligated mandatorily redeemable preferred
      securities of subsidiary trusts ("Trust Preferred
      Securities") holding solely subordinated debt
      securities of the Company (note 7)                                             1,500           1,000

Common stockholder's equity (deficit):
   Class A common stock, $1 par value. Authorized 910,553 shares;
      issued and outstanding 811,655 shares                                              1               1
   Class B common stock, $1 par value. Authorized, issued and
      outstanding 94,447 shares                                                         --              --
   Additional paid-in capital                                                        2,123           2,234
   Unrealized holding gains for available-for-sale securities, net
      of taxes                                                                           9              --
   Accumulated deficit                                                                (834)           (822)
                                                                              ------------    ------------
                                                                                     1,299           1,413

   Investment in Tele-Communications, Inc. ("TCI"), at cost (note 1)                (1,143)         (1,143)
   Due from related parties (note 8)                                                  (714)           (256)
                                                                              ------------    ------------

      Total common stockholder's equity (deficit)                                     (558)             14
                                                                              ------------    ------------

Commitments and contingencies (note 9)
                                                                              $     22,292          23,136
                                                                              ============    ============

See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                          Three months ended              Nine months ended
                                                             September 30,                  September 30,
                                                     ----------------------------    ----------------------------
                                                         1997             1996           1997             1996
                                                     ------------    ------------    ------------    ------------
                                                                          amounts in millions
Revenue                                              $      1,562           1,571           4,612           4,334

Operating costs and expenses:
   Operating                                                  571             549           1,677           1,526
   Selling, general and administrative                        318             434             904           1,176
   Stock compensation                                          35              (8)             43             (12)
   Depreciation and amortization                              325             359           1,019           1,040
                                                     ------------    ------------    ------------    ------------
                                                            1,249           1,334           3,643           3,730
                                                     ------------    ------------    ------------    ------------

      Operating income                                        313             237             969             604

Other income (expense):
   Interest expense                                          (257)           (267)           (803)           (760)
   Interest income (note 8)                                     7              12              23              31
   Share of losses of affiliates, net
      (note 4)                                                (25)            (47)            (47)           (150)
   Loss on early extinguishment of debt
      (note 6)                                                 --              (7)            (11)            (73)
   Minority interests in earnings of
      consolidated subsidiaries, net
      (note 7)                                                (46)            (28)           (127)            (43)
   Gain on sale of stock by equity investee                    --              12              --              12
   Gain (loss) on disposition and exchange
      of assets, net                                          (35)              6               5              18
   Other, net                                                  (5)             --              (4)             (3)
                                                     ------------    ------------    ------------    ------------
                                                             (361)           (319)           (964)           (968)
                                                     ------------    ------------    ------------    ------------

      Earnings (loss) before income taxes                     (48)            (82)              5            (364)

Income tax benefit (expense)                                   10               8             (17)             96
                                                     ------------    ------------    ------------    ------------

      Net loss                                                (38)            (74)            (12)           (268)

Preferred stock dividend requirements                          (2)             (3)             (7)             (7)
                                                     ------------    ------------    ------------    ------------

      Net loss attributable to common
        stockholder                                  $        (40)            (77)            (19)           (275)
                                                     ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Consolidated Statement of Common Stockholder's Equity (Deficit)
                      Nine months ended September 30, 1997
                                   (unaudited)

                                                                                        Unrealized
                                                                                          holding
                                                                                         gains for
                                                                                         available-
                                                     Common stock           Additional    for-sale
                                               ------------------------      paid-in    securities,     Accumulated
                                                Class A       Class B        capital    net of taxes      deficit
                                               ---------     ----------   ------------  -------------   ------------
                                                                       amounts in millions
Balance at January 1, 1997                      $     1            --         2,234            --             (822)

   Net loss                                          --            --            --            --              (12)
   Accreted dividends on redeemable
     preferred stock                                 --            --            (7)           --               --
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                           --            --            --             9               --
   Transfer of assets from TCI
     Communications, Inc. to TCI (note 8)            --            --          (104)           --               --
   Change in due from related parties                --            --            --            --               --
                                               --------      --------     ---------     ---------      -----------

Balance at September 30, 1997                   $     1            --         2,123             9             (834)
                                                =======      ========     =========     =========      ===========
                                                                                      Total
                                                 Investment          Due             common
                                                     in         from related      stockholder's
                                                     TCI           parties      equity (deficit)
                                               -------------  ---------------   ----------------
Balance at January 1, 1997                         (1,143)          (256)                14

   Net loss                                            --             --                (12)
   Accreted dividends on redeemable
     preferred stock                                   --             --                 (7)
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                             --             --                  9
   Transfer of assets from TCI
     Communications, Inc. to TCI (note 8)              --             33                (71)
   Change in due from related parties                  --           (491)              (491)
                                               ----------     ----------        -----------

Balance at September 30, 1997                      (1,143)          (714)              (558)
                                               ==========     ==========        ===========



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                        1997          1996
                                                                                     ----------    ----------
                                                                                        amounts in millions
                                                                                           (see note 3)
Cash flows from operating activities:
   Net loss                                                                          $      (12)         (268)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                     1,019         1,040
        Stock compensation                                                                   43           (12)
        Payments of obligation relating to stock compensation                                (4)           (2)
        Share of losses of affiliates, net                                                   47           150
        Loss on early extinguishment of debt                                                 11            73
        Deferred income tax benefit                                                        (108)          (95)
        Minority interests in earnings of consolidated subsidiaries, net                    127            43
        Gain on sale of stock by equity investee                                             --           (12)
        Gain on disposition and exchange of assets, net                                      (5)          (18)
        Intercompany tax allocation                                                         125            (5)
        Payments of restructuring charges                                                   (21)           --
        Other noncash charges (credits)                                                       3            (5)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
              Change in receivables                                                          (1)           11
              Change in accrued interest                                                   (115)          (59)
              Change in other accruals and payables                                         176           (72)
                                                                                     ----------    ----------
                Net cash provided by operating activities                                 1,285           769
                                                                                     ----------    ----------

Cash flows from investing activities:
   Capital expended for property and equipment                                             (324)       (1,433)
   Cash paid for acquisitions                                                              (160)         (104)
   Cash received in exchanges                                                                20            69
   Cash proceeds from disposition of assets                                                 269           139
   Additional investments in and loans to affiliates and others                             (31)         (569)
   Repayment of loans to affiliates and others                                               16           299
   Other investing activities                                                               (52)          (32)
                                                                                     ----------    ----------
                Net cash used in investing activities                                      (262)       (1,631)
                                                                                     ----------    ----------

Cash flows from financing activities:
   Borrowings of debt                                                                     2,928         6,783
   Repayments of debt                                                                    (3,686)       (6,669)
   Prepayment penalties                                                                      (7)          (60)
   Proceeds from issuance of redeemable preferred stock                                      --           223
   Proceeds from issuance of Trust Preferred Securities                                     490           971
   Payment of redeemable preferred stock dividends                                           (7)           (5)
   Payment of dividends on subsidiary preferred stock and Trust Preferred
      Securities                                                                           (124)          (51)
   Change in due from related parties                                                      (617)         (323)
                                                                                     ----------    ----------
                Net cash provided by (used in) financing activities                      (1,023)          869
                                                                                     ----------    ----------

                Net change in cash                                                           --             7

                Cash at beginning of period                                                  --            --
                                                                                     ----------    ----------
                Cash at end of period                                                $       --             7
                                                                                     ==========    ==========

See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (unaudited)


(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of TCI Communications, Inc. ("TCIC" or the "Company") and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. TCIC is a subsidiary of TCI.

         TCIC, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership and operation of cable television systems. TCIC operates its cable television systems throughout the United States.

         TCI common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Common Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Common Stock" and, together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock (the "Series A Liberty Media Group Common Stock"), Tele-Communications, Inc. Series B Liberty Media Group Common Stock (the "Series B Liberty Media Group Common Stock" and, together with the Series A Liberty Media Group Common Stock, the "Liberty Media Group Common Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock (the "Series A TCI Ventures Group Common Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock (the "Series B TCI Ventures Group Common Stock" and, together with the Series A TCI Ventures Group Common Stock, the "TCI Ventures Group Common Stock").

         The TCI Group Common Stock is intended to reflect the separate performance of the "TCI Group", which is comprised of TCI's domestic distribution and communications businesses (other than the investments attributed to the TCI Ventures Group), and any other businesses and assets of TCI not attributed to either the Liberty Media Group or the TCI Ventures Group. The Liberty Media Group Common Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's businesses, and investments in entities, that are engaged in the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, and its investments in entities engaged in electronic retailing, direct marketing, advertising sales relating to programming services, infomercials and transaction processing, and the operation of UHF television stations. The TCI Ventures Group Common Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses. TCIC is a member of the TCI Group.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K for the year ended December 31, 1996.

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

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $918 million and $819 million for the nine months ended September 30, 1997 and 1996, respectively. Also during these periods, cash paid for income taxes was $7 million and $6 million, respectively.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Significant noncash investing and financing activities are as follows:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      --------------------
                                                                                        1997        1996
                                                                                      --------    --------
                                                                                       amounts in millions
                        Cash paid for acquisitions:
                           Fair value of assets acquired                              $   (211)     (4,318)
                           Liabilities assumed, net of current assets                       54       1,714
                           Deferred tax liability recorded in acquisitions                  --       1,310
                           Preferred stock of subsidiary issued in acquisition              --         626
                           Minority interests in equity of acquired entities
                                                                                            (3)         --
                           Common stock of TCI issued in acquisition contributed
                             to TCIC                                                        --         564
                                                                                      --------    --------

                                Cash paid for acquisitions                            $   (160)       (104)
                                                                                      ========    ========

                        Cash received in exchanges:
                           Aggregate cost basis of assets acquired                    $   (390)       (569)
                           Historical cost of assets given up                              399         617
                           Gain recorded on exchange of assets                              11          21
                                                                                      --------    --------

                                Cash received in exchanges                            $     20          69
                                                                                      ========    ========

                        Transfer of net assets:
                           Fair value of assets transferred to (from) TCI             $     90        (180)
                           Liabilities assumed, net of current assets                       --          39
                           Deferred tax liability transferred to TCI                       (19)         --
                           Decrease in additional paid-in-capital resulting from
                               transfer of net assets to TCI                              (104)         --
                           Decrease in due from related parties resulting from
                               transfer of net assets                                       33         141
                                                                                      --------    --------

                                                                                      $     --          --
                                                                                      ========    ========


(4)      Investments in Affiliates

         TCIC's investments in affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for affiliates accounted for under the equity method are as follows:

                                                               Nine months ended
                        Combined Operations                      September 30,
                                                                1997        1996
                                                              --------    --------
                                                               amounts in millions
                              Revenue                         $    357         540
                              Operating expenses                  (181)       (644)
                              Depreciation and amortization       (154)        (73)
                                                              --------    --------

                                  Operating income (loss)           22        (177)

                              Interest expense                     (85)        (29)
                              Other, net                            38         (30)
                                                              --------    --------

                                  Net loss                    $    (25)       (236)
                                                              ========    ========

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Effective December 31, 1996, TCIC transferred its 30% ownership interest in Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum"), 31.1% ownership interest in Teleport Communications Group Inc. ("TCG") and certain other investments to TCI. Collectively, such investments accounted for $145 million of TCIC's share of its affiliates' losses for the nine months ended September 30, 1996.

         Certain of TCIC's affiliates are general partnerships and any subsidiary of TCIC that is a general partner in a general partnership is, as such, liable as a matter of applicable partnership law for all debts of that partnership in the event liabilities of that partnership were to exceed its assets.

(5)      Acquisition and Dispositions

         In June 1997, the Company entered into an agreement with Cablevision Systems Corporation ("Cablevision") pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 basic customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         Including the Cablevision transaction described above, the Company has signed agreements or letters of intent to contribute, within the next twelve months, certain cable systems serving approximately 3 million basic customers to various joint ventures. Such anticipated transactions, if consummated as currently intended, would result in estimated reductions in debt and annual revenue of approximately $4 billion and $1 billion, respectively. Such transactions are subject to, among other matters, regulatory approval. Accordingly, there is no assurance that any of such transactions will be consummated.

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

(6)      Debt

         Debt is summarized as follows:

                                                  September 30,  December 31,
                                                       1997         1996
                                                  -------------  ------------
                                                      amounts in millions
                   Parent company debt:
                       Notes payable (a)            $    8,165        8,031
                       Commercial paper                    713          638
                                                    ----------   ----------
                                                         8,878        8,669
                   Debt of subsidiaries:
                       Bank credit facilities (b)        3,935        4,810
                       Notes payable (a)                   737          768
                       Convertible notes (c)                40           43
                       Other debt                           22           28
                                                    ----------   ----------
                                                    $   13,612       14,318
                                                    ==========   ==========

         (a) During the nine months ended September 30, 1997, TCIC purchased in the open market certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCIC recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

               During the nine months ended September 30, 1996, TCIC purchased in the open market certain notes payable which had an aggregate principal balance of $809 million and fixed interest rates ranging from 8.67% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         (b) During the nine months ended September 30, 1996, TCIC terminated, at its option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, TCIC recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

         (c) The convertible notes, which are stated net of unamortized discount of $166 million and $178 million at September 30, 1997 and December 31, 1996, respectively, mature on December 18, 2021. The notes require (so long as conversion of the notes has not occurred) an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1997, the notes were convertible, at the option of the holders, into an aggregate of 24,177,475 shares of Series A TCI Group Common Stock, 12,952,093 shares of Series A Liberty Media Group Common Stock and 10,387,182 shares of Series A TCI Ventures Group Common Stock.

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

         As security for borrowings under one of TCIC's bank credit facilities, TCIC has pledged 116,853,195 shares of Series A TCI Group Common Stock held by a subsidiary of TCIC.

         The fair value of TCIC's debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. At September 30, 1997, the fair value of TCIC's debt was $14,016 million, as compared to a carrying value of $13,612 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various Interest Rate Swaps pursuant to which it (i) pays fixed interest rates (the "Fixed Rate Agreements") ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at September 30, 1997 and
         (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at September 30, 1997. During the nine months ended September 30, 1997 and 1996, TCIC's net payments pursuant to the Fixed Rate Agreements were less than $1 million and $3 million, respectively; and TCIC's net receipts pursuant to the Variable Rate Agreements were $1 million and $11 million, respectively.





                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         TCIC's Fixed Rate Agreements and Variable Rate Agreements expire as follows (dollar amounts in millions):

                         Fixed Rate Agreements                               Variable Rate Agreements
           ----------------------------------------------      ----------------------------------------------------
              Expiration         Interest rate    Notional        Expiration           Interest rate      Notional
                 date              to be paid      amount            date              to be received       amount
           ----------------      -------------     ------      ------------------      --------------     ---------
           October 1997           7.1%-9.3%        $  180      September 1998             4.8%-5.4%       $     450
           December 1997              8.7%            230      April 1999                    7.4%                50
                                                   ------      September 1999                6.4%               350
                                                               February 2000              5.8%-6.6%             300
                                                   $  410      March 2000                 5.8%-6.0%             675
                                                   ======      September 2000                5.1%                75
                                                               March 2027                    9.7%               300
                                                               December 2036                 9.7%               200
                                                                                                          ---------

                                                                                                          $   2,400
                                                                                                          =========

         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties.

         The fair value of the Interest Rate Swaps is the estimated amount that TCIC would pay or receive to terminate the agreements at September 30, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties. At September 30, 1997, TCIC would be required to pay an estimated $2 million to terminate the Fixed Rate Agreements and an estimated $8 million to terminate the Variable Rate Agreements.

         In addition, on September 11, 1997, TCIC entered into an Interest Rate Swap pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at September 30 ,1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at September 30, 1997) on a notional amount of $400 million. As of September 30, 1997, no payments or receipts had been made pursuant to such agreement. At September 30, 1997, the Company would be required to pay an estimated $2 million to terminate such agreement.

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. At September 30, 1997, TCIC had approximately $1.6 billion in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Also, TCIC pays fees, ranging from 1/4% to 1/2% per annum, on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.




                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(7)      Company-Obligated Mandatorily Redeemable Preferred Securities of
           Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company

         In 1996 and 1997, the Company, through certain subsidiary trusts, (the "Trusts"), issued preferred securities as follows:

               Subsidiary Trust                                        Interest Rate              Face Amount
               ----------------                                        -------------              -----------
                                                                                                  in millions
         TCI Communications Financing I                                     8.72%                 $      500
         TCI Communications Financing II                                   10.00%                        500
         TCI Communications Financing III                                   9.65%                        300
         TCI Communications Financing IV                                    9.72%                        200
                                                                                                  ----------
                                                                                                  $    1,500
                                                                                                  ==========

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust Preferred Securities aggregated $96 million and $47 million during the nine months ended September 30, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(8)      Related Party Transactions

         At September 30, 1997, amounts due from related parties include (i) $160 million representing the net amount due from TCI and certain subsidiaries of TCI pursuant to promissory notes, including accrued interest, and (ii) $554 million representing the net amount due from TCI pursuant to a non-interest bearing intercompany account. The net intercompany interest income earned on the promissory notes aggregated $11 and $9 million during the nine months ended September 30, 1997 and 1996, respectively.

         Through June 30, 1997, TCI Starz, Inc. ("TCI Starz"), a subsidiary of TCI, had a 50.1% general partnership interest in QE+ Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Another subsidiary of TCI, Liberty Media Corporation ("Liberty") held the remaining 49.9% partnership interest. TCIC entered into an affiliation agreement (the "Old Affiliation Agreement") with QE+ related to the distribution of the STARZ! service. Rates per subscriber specified in the Old Affiliation Agreement were based upon customary rates charged to other cable system operators.

         In July 1997, Liberty and TCI Starz entered into a series of transactions pursuant to which, among other matters, the business of STARZ! and Encore Media Corporation ("Encore") were contributed to a newly formed limited liability company ("Encore Media Group"). Upon consummation of the transactions, Liberty owns 80% of Encore Media Group and TCI Starz owns 20%.

         In connection with the formation of Encore Media Group, the Old Affiliation Agreement was canceled, and the Company and a subsidiary of Encore Media Group entered into a new affiliation agreement (the "Encore Media Affiliation Agreement"). Pursuant to the Encore Media Affiliation Agreement, the Company will pay fixed monthly amounts through 2021 in exchange for unlimited access to all of the existing Encore and STARZ! programming services. The fixed annual amounts increase annually from $270 million in 1998 to $360 million in 2004, and will increase with inflation thereafter.

         Charges to TCIC for programming pursuant to the Old Affiliation Agreement and the Encore Media Affiliation Agreement aggregated $115 million and $99 million for the nine months ended September 30, 1997 and 1996, respectively.

         TCIC owns an aggregate of 189,867 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,496.65 shares of Series A TCI Group Common Stock. In addition, TCIC owns 116,853,195 shares of Series A TCI Group Common Stock. Such ownership of Series F Preferred Stock and Series A TCI Group Common Stock is reflected as investment in TCI, at cost, in the accompanying consolidated balance sheets.

         Effective January 2, 1997, TCIC transferred its business of providing long-distance transport of video, voice and data traffic and other telecommunications services to TCI. Such transfer has been recorded at carryover basis and is reflected as a $71 million net decrease in common stockholder's equity.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         During the nine months ended September 30, 1996, certain domestic cable subsidiaries of another subsidiary of TCI were transferred to TCIC. Such transfer was recorded at carryover basis and reflected as a $141 million net increase in common stockholder's equity.

         Pursuant to an agreement between TCI Music, Inc., a subsidiary of TCI ("TCI Music"), and TCI, certain subsidiaries of TCIC are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. In addition, TCIC purchases certain audio programming from TCI Music pursuant to a ten-year affiliation agreement. During the nine months ended September 30, 1997, the aggregate amount paid by TCIC to TCI Music pursuant to such arrangements was $7 million. Such amount is included in operating costs and expenses in the accompanying consolidated statements of operations.

         A tax sharing agreement (as amended, the "Old Tax Sharing Agreement") among TCI, the Company and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, the Company was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to the Company to the extent that the income tax attributes generated by the Company and its subsidiaries were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and the Company. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Effective October 1, 1997 (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by TCI Group, Liberty Media Group and TCI Ventures Group (each a "Group"). The Company and its subsidiaries are members of the TCI Group for purposes of the New Tax Sharing Agreement. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

         Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement, as amended.

(9)      Commitments and Contingencies

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $178 million at September 30, 1997. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of September 30, 1997, the amount of such obligations or guarantees was approximately $116 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 8, TCIC has agreed to make fixed monthly payments through 2021 to the Liberty Media Group pursuant to the Encore Media Affiliation Agreement.

         During the third quarter of 1997, TCIC committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, subsidiaries of TCIC are obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

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

         In June 1997, the Company entered into an agreement with Cablevision pursuant to which the Company agreed to contribute certain of its cable television systems serving approximately 820,000 basic customers to Cablevision in exchange for approximately 12.2 million newly issued Cablevision Class A shares. Such shares represent approximately 33% of Cablevision's total outstanding shares. Cablevision will also assume approximately $669 million of TCI's debt. The transaction is subject to, among other matters, Cablevision shareholder and regulatory approvals. There is no assurance that the transaction will be consummated.

         Including the Cablevision transaction described above, the Company has signed agreements or letters of intent to contribute, within the next twelve months, certain cable systems serving approximately 3 million basic customers to various joint ventures. Such anticipated transactions, if consummated as currently intended, would result in estimated reductions in debt and annual revenue of approximately $4 billion and $1 billion, respectively. Such transactions are subject to, among other matters, regulatory approval. Accordingly, there is no assurance that any of such transactions will be consummated.

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

         During 1997 and 1996, the Company purchased in the open market certain fixed-rate notes payable which had an aggregate principle balance of $190 million and $809 million, respectively. In connection with such purchases, the Company recognized losses on early extinguishment of debt of $11 million and $62 million, respectively. Such losses related to prepayment penalties and the retirement of deferred loan costs.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)



(1)      Material changes in financial condition (continued):

         Also, during the nine months ended September 30, 1996, certain subsidiaries of the Company terminated, at such subsidiaries' option, certain revolving bank credit facilities with aggregate commitments of approximately $2 billion and refinanced certain other bank credit facilities. In connection with such termination and refinancings, the Company recognized a loss on early extinguishment of debt of $11 million related to the retirement of deferred loan costs.

         At September 30, 1997, subsidiaries of the Company had approximately $1.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in their credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 6 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization, compensation relating to stock appreciation rights and adjustments to compensation relating to stock appreciation rights) ($2,031 million and $1,632 million, for the nine months ended September 30, 1997 and 1996, respectively) to interest expense ($803 million and $760 million, for the nine months ended September 30, 1997 and 1996, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 253% and 215% for the nine months ended September 30, 1997 and 1996, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense, 50% of which results from fixed rate indebtedness. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


(1)      Material changes in financial condition (continued):

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,285 million and $769 million for the nine months ended September 30, 1997 and 1996, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Prior to 1997, amounts expended by TCIC for its investing activities exceeded net cash provided by operating activities. The Company has reevaluated its capital expenditure strategy and currently anticipates that it will expend significantly less for property and equipment in 1997 than it did in 1996. In this regard, the amount of capital expended by the Company for property and equipment was $324 million during the nine months ended September 30, 1997, as compared to $1,433 million during the corresponding period in 1996. The Company currently estimates that it will spend between $550 million and $600 million for capital expenditures during 1997. To the extent that net cash provided by operating activities exceeds net cash used in investing activities in 1997, the Company currently anticipates that such excess cash will initially be used to reduce outstanding debt.

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

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $178 million at September 30, 1997. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

         TCIC has agreed to make fixed monthly payments through 2021 to Liberty Media Group pursuant to the Encore Media Affiliation Agreement. The fixed annual amounts increase annually from $270 million in 1998 to $360 million in 2004, and will increase with inflation thereafter.

         During the third quarter of 1997, TCIC committed to purchase billing services from an unaffiliated third party pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated to make minimum payments aggregating approximately $1.6 billion through December 2012.
Such minimum payments are subject to adjustment pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, the TCI Group is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


(1)      Material changes in financial condition (continued):

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of September 30, 1997, the amount of such obligations or guarantees was approximately $116 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness and to diminish its exposure to extreme increases in variable interest rates, the Company has entered into various Interest Rate Swaps. Pursuant to the Interest Rate Swaps, the Company (i) pays fixed interest rates ranging from 7.1% to 9.3% and receives variable interest rates on notional amounts of $410 million at September 30, 1997 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at September 30, 1997. During the nine months ended September 30, 1997 and 1996, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million and $3 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $1 million and $11 million, respectively. The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. See note 6 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         In addition, on September 11, 1997 TCIC entered into an Interest Rate Swap pursuant to which it pays a variable rate based on the LIBOR rate (6.1% at September 30, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at September 30, 1997) on a notional amount of $400 million. As of September 30, 1997, no payments or receipt had been made pursuant to such agreement. At September 30, 1997, the Company would be required to pay an estimated $2 million to terminate such agreement.

         At September 30, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCIC had $6,745 million (or 50%) of fixed-rate debt and $6,867 million (or 50%) of variable-rate debt. Accordingly, in an environment of rising interest rates, the Company could experience an increase in its interest expense.

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

         During the nine months ended September 30, 1997, 72% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

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

         Revenue decreased 1% for the three months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of an increase in revenue due to acquisitions (2%), and a decrease in revenue due to the Satellite Spin-off (6%), revenue increased 3%. Such increase was primarily the result of a 4% increase in basic revenue, a 7% decrease in premium revenue and a 2% increase in other revenue. During the three months ended September 30, 1997, TCIC experienced a 6% increase in its average basic rate, a 2% decrease in the number of average basic customers, a 10% increase in its average premium rate and a 16% decrease in the number of average premium customers.

         Revenue increased 6% for the nine months ended September 30, 1997, as compared to the corresponding period of 1996. Exclusive of an increase in revenue due to acquisitions (7%), and a decrease in revenue due to the Satellite Spin-off (6%), revenue increased 5%. Such increase was primarily the result of an 8% increase in basic revenue, a 5% decrease in premium revenue and a 1% increase in other revenue. During the nine months ended September 30, 1997, TCIC experienced a 10% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 6% increase in its average premium rate and a 10% decrease in the number of average premium customers.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


(2)      Material changes in results of operations (continued):

         Operating Costs and Expenses

         Operating expenses increased 4% and 10% for the three months and nine months ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses increased 6% and 8%, respectively. Programming expenses accounted for the majority of such increases. The Company cannot determine whether, and to what extent, increases in the cost of programming will affect its future operating costs. However, due to TCIC's obligations under the Encore Media Affiliation Agreement, it is anticipated that TCIC's programming costs with respect to STARZ! And Encore will increase in 1998 and future periods. See note 8 to the accompanying consolidated financial statements.

         Selling, general and administrative expenses decreased 27% and 23% for the three months and nine months ended September 30, 1997, as compared to the corresponding periods of 1996. Exclusive of the effects of acquisitions, net of dispositions, such expenses decreased 14% for each period. Such decrease is due primarily to reduced marketing and general overhead expenses and a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996 for both the three and nine months ended September 30, 1997, as well as a decrease in third party consulting services for the three months ended September 30, 1997. The Company increased the level of its marketing expenditures during the third quarter of 1997. Depending on the effectiveness of such increased expenditures, the Company may determine to maintain or increase the level of such expenditures in future periods.

         The decrease in the Company's depreciation and amortization expense in 1997 is the result of the net effect of a decrease due to the Satellite Spin-off partially offset by increases due to acquisitions and capital expenditures.

         The Company records compensation relating to stock appreciation rights and restricted stock awards granted to certain employees. Such compensation is subject to future adjustment based upon market value, and ultimately, on the final determination of market value when the rights are exercised or the restricted stock awards are vested.

         Other Income and Expenses

         Interest expense aggregated $257 million and $803 million for the three months and nine months ended September 30, 1997, respectively, as compared to $267 million and $760 million for the corresponding periods in 1996. Such changes are due to increased debt balances as a result of the Viacom Acquisition in August 1996 as well as a lower weighted average interest rate in 1997. See note 5 to the accompanying consolidated financial statements.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


(2)      Material changes in results of operations (continued):

         Included in share of losses of affiliates for the three months and nine months ended September 30, 1996 was $43 million and $145 million, respectively, attributable to the Company's investment in Sprint Spectrum and TCG. Effective December 31, 1996, the Company transferred these investments to TCI. As such, the Company no longer reflects share of losses from such investments.

         Minority interests in earnings of consolidated subsidiaries aggregated $46 million and $127 million for the three months and nine months ended September 30, 1997, respectively, as compared to $28 million and $43 million for the corresponding periods in 1996. The majority of such change is due to the issuance of additional Trust Preferred Securities in May 1996 and March 1997 and the accrual of dividends on preferred securities issued in August 1996 by a subsidiary of the Company. See note 7 to the accompanying consolidated financial statements.

         During the three months ended September 30, 1997, TCIC recognized a $29 million loss in connection with the disposition of certain preferred stock.

         Net Loss

         As a result of the above described fluctuations in the Company's results of operations, TCIC's net loss (before preferred stock dividend requirements) of $38 million for the three months ended September 30, 1997 changed by $36 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $74 million for the corresponding period of 1996, and TCIC's net loss (before preferred stock dividend requirements) of $12 million for the nine months ended September 30, 1997 changed by $256 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $268 million for the corresponding period of 1996.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1997 to which TCI or any of its consolidated subsidiaries is a party or of which any of its property is the subject, except as follows:

         As previously reported, on September 30, 1994, an action caption The Carter Revocable Trust by H. Allen Carter and Sharlynn Carter as Trustees v. Tele-Communications, Inc.; IR-Daniels Partners III; Daniels Ventures, Inc.; Cablevision Equities IV; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2253, was filed in the United States District Court for the District of Colorado. A tentative Settlement has been reached pending final approval and documentation.

         As previously reported, on September 30, 1994, an action caption WEBBCO
         v. Tele-Communications, Inc.; IR-Daniels Partners II; Daniels Ventures, Inc.; Cablevision Equities III; Daniels & Associates, Inc.; and John V. Saeman, 94-N-2254, was filed in the United States District Court for the District of Colorado. A tentative Settlement has been reached pending final approval and documentation.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).

         Interactive Network, Inc. Shareholder Litigation (No. C95-0026 DLJ, Northern District of California.) In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period of August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which sought damages against the Interaction Defendants for violation of the federal securities law disclosure requirements during the class period May 2, 1994 through March 31, 1995. On or about January 13, 1997, Plaintiffs filed a Fourth Amended Complaint, seeking damages against the Interactive Defendants and Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, and Gary Howard (collectively, "the TCI Defendants") for violation of federal securities law disclosure requirements during the class period May 16, 1994 through March 31, 1995. In addition, the Fourth Amended Complaint sought damages against the TCI Defendants based upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. On January 30, 1997, the TCI Defendants and the Interactive Defendants separately moved to dismiss the Fourth Amended Complaint on the ground that it failed to state a cause of action against them. On April 4, 1997, the Court issued an order dismissing, with prejudice, the primary liability claims against the TCI Defendants. The Court granted the Plaintiffs leave to amend their Complaint as to their claim for violation of federal securities law disclosure requirements against the Interactive Defendants. The Court further granted Plaintiffs leave to amend their "controlling person" claim against the TCI Defendants. On or about April 30, 1997, Plaintiffs filed a Fifth Amended Complaint seeking damages for violation of federal securities law disclosure requirements against the Interactive and TCI Defendants during the class period January 19, 1994 through March 31, 1995. The Fifth Amended Complaint also seeks damages against the TCI Defendants as "controlling persons." On October 9, 1997, the Court granted the Interactive Defendants' Motion to Dismiss with Prejudice substantial portions of the Fifth Amended Complaint. The remaining claims are limited to a class of just several months. The Company's response to the Fifth Amended Complaint, as so limited, is due on November 18, 1997. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).

         Interactive Network, Inc. v. Tele-Communications, Inc., et al.(Alameda County Superior Court, Case No. 754933-7). On October 20, 1995, Interactive Network, Inc. ("Interactive") filed a complaint in the Superior Court of California for the County of Alameda naming Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, TCI Programming Holding Co., TCI Cablevision of California, Inc. ("the TCI defendants") and Gary Howard as defendants. The Complaint alleges claims for breach of fiduciary duty, abuse of control, intentional interference with prospective business advantage, intentional interference with contractual relations, breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of corporate assets, unfair competition and unjust enrichment arising out of the business relationship between the TCI defendants and Interactive. Plaintiffs twice amended the complaint, following a series of motions attacking the pleadings by the TCI defendants, resulting in the Third Amended Complaint. The Third Amended Complaint alleges that the TCI defendants breached various duties owed to Interactive as a result of the TCI defendants' purported status as a controlling shareholder. The Complaint further alleges that the TCI defendants fraudulently promised to provide financing to Interactive and fraudulently induced Interactive to enter into various transactions. The Third Amended Complaint seeks various unspecified compensatory and punitive damages as well as injunctive relief. On June 17, 1996, certain of the TCI defendants, on their own behalf and as the agent of various additional secured creditors, filed a cross-complaint for breach of contract against Interactive seeking in excess of $24 million pursuant to various promissory notes entered into by Interactive. On July 22, 1996, Interactive filed a "cross-complaint to the cross-complaint" alleging economic duress, breach of the implied covenant of good faith and fair dealing, fraud and breach of contract in connection with the promissory notes entered into by Interactive. The parties have completed discovery and trial is currently scheduled for November 21, 1997. During expert discovery, Interactive's experts estimated Interactive's purported damages to be in excess of $250,000,000. Management believes that the Company has strong defenses to Interactive's claims, and that an adverse result on those claims in the matter is not likely. Management further believes that a favorable result on the cross-complaint is likely. Accordingly, based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).

         Clarence L. Elder, both individually and as a the group Representative vs. Tele-Communications, Inc. et al. As previously reported, on December 11, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. On September 24, 1997, the Maryland Court of Special Appeals affirmed in all but one respect the Circuit Court's summary judgment in favor of the defendants. The court found that the settlement agreement at issue is ambiguous concerning the number of Limited Partnership units the plaintiffs were entitled to purchase (186.6 or 311), but rule in favor of defendants concerning the price at which the units must be sold and all other issues.

         Plaintiffs have filed a motion for reconsideration, and have indicated that they will petition for certiorari in the Court of Appeals if their motion for reconsideration is denied. If the Court of Special Appeals decision is not disturbed, the only issue for trial will be the number of units Plaintiffs are entitled to purchase at fair market value, as determined in accordance with the appraisal previously obtained by defendants. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. As previously reported, on February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in defendants' favor on March 18, 1996. The plaintiffs appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In a decision dated June 5, 1997, the Maryland Court of Special Appeals affirmed the trial court's grant of summary judgment in all respects except for one portion of the defamation claim involving alleged statements of Roy Harbert. The trial court is scheduled to try the one remaining claim on April 2, 1998. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).

         Donald E. Watson v. Tele-Communications, Inc., et al. As previously reported, on March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. In an order dated September 25, 1997, the Court granted summary judgment in favor of defendants on the claims of intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, and discrimination on the basis of race. The remaining claims will be tried in a trial beginning on December 3, 1997. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Louis Beverly v. Tele-Communications, Inc., et al. As previously reported, on July 27, 1995, Louis Beverly, a former employee of United Cable Television of Baltimore Limited Partnership filed a complaint in United States District Court for the District of Maryland against Tele-Communications, Inc., United Artists Cable of Baltimore, Inc., United Cable Television of Baltimore Limited Partnership, UCTC of Baltimore, Inc. and TCI East, Inc. On February 14, 1996, the Court granted defendants' Motion dismissing Tele-Communications, Inc., and TCI East, Inc. as parties, along with various counts asserted by the plaintiffs. United Artists Cable of Baltimore was also dismissed from the Title VII claim for race discrimination. The parties have agreed to a settlement. Such settlement represents the final resolution of this matter, and accordingly, it will not be reported in future filings.

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. As previously reported, on December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steven Santamaria; Media Management Group, Inc. and Virginia Butler. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. Currently pending before the trial court is a motion filed by the remaining Company defendants for judgment on the pleadings with respect to plaintiffs' other claims. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1.  Legal Proceedings (continued).

         Late Fee Litigation. The Company has been named in a number of purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems directly or indirectly owned or managed by the Company charge late fees to subscribers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by various cable systems are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

Item 6.  Exhibit and Reports on Form 8-K.

         (a)    Exhibit -

                (10)    Material Contracts

                        TaxSharing Agreement, effective for periods on and after
                            October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group, as amended by the First Amendment to the Tax Sharing Agreement, dated as of October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group.
                                Incorporated herein by reference to Exhibit
                                   9(c)2 to TCI's Schedule 13E-4/A (Amendment
                                   No. 2), Issuer Tender Offer Statement, dated
                                   September 5, 1997 (Commission File
                                   No. 0-20421).

                (27)    TCI Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

             Date of            Item
             Report            Reported      Financial Statements Filed
             -------           --------      --------------------------
        September 22, 1997      Item 5                 None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TCI COMMUNICATIONS, INC.




Date:  November 13, 1997              By: /s/ Leo J. Hindery, Jr.
                                         --------------------------------
                                              Leo J. Hindery, Jr.
                                               President and Chief
                                                Operating Officer




Date:  November 13, 1997              By: /s/ Stephen M. Brett
                                         --------------------------------
                                              Stephen M. Brett
                                               Executive Vice President




Date:  November 13, 1997              By: /s/ Bernard W. Schotters
                                         --------------------------------
                                              Bernard W. Schotters
                                               Senior Vice President
                                                (Principal Financial Officer)




Date:  November 13, 1997              By: /s/ Gary K. Bracken
                                         --------------------------------
                                              Gary K. Bracken
                                               Senior Vice President of
                                                TCI Communications, Inc.
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


               (10)    Material Contracts

                       Tax Sharing Agreement, effective for periods on and after
                            October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group, as amended by the First Amendment to the Tax Sharing Agreement, dated as of October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group.
                                Incorporated herein by reference to Exhibit
                                   9(c)2 to TCI's Schedule 13E-4/A (Amendment
                                   No. 2), Issuer Tender Offer Statement, dated
                                   September 5, 1997 (Commission File
                                   No. 0-20421).

                (27)    TCI Communications, Inc. Financial Data Schedule