Form 10-K
period 1997-12-31
TCI COMMUNICATIONS INC
filed 1998-03-27
CIK 96903

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ____ to ____

Commission File Number 0-5550


                            TCI COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     State of Delaware                                 84-0588868
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         5619 DTC Parkway
        Englewood, Colorado                                         80111
---------------------------------------                        ----------------
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
                Cumulative Exchangeable Preferred Stock, Series A

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                          -----    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

         The aggregate market value of the Cumulative Exchangeable Preferred Stock, Series A held by nonaffiliates of TCI Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 30, 1998, was approximately $296,700,000.

         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock, as of January 30, 1998, was:

                   Class A common stock - 811,655 shares; and
                      Class B common stock - 94,447 shares.

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                            TCI COMMUNICATIONS, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                                                           Page
                                   PART I                                                                  ----

Item 1.  Business  ..................................................................................       I-1

Item 2.  Properties  ................................................................................       I-15

Item 3.  Legal Proceedings  .........................................................................       I-15

Item 4.  Submission of Matters to a Vote of Security Holders  .......................................       I-21



                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  ...............................................................      II-1

Item 6.  Selected Financial Data  ...................................................................      II-2

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  .......................................................      II-3

Item 8.  Financial Statements and Supplementary Data  ...............................................      II-15

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure  ....................................................      II-16



                                    PART III

Item 10. Directors and Executive Officers of the Registrant  ........................................     III-1

Item 11. Executive Compensation  ....................................................................     III-1

Item 12. Security Ownership of Certain Beneficial Owners
                   and Management  ..................................................................     III-1

Item 13. Certain Relationships and Related Transactions  ............................................     III-1



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K  .......................................................................     IV-1


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

         TCI common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock ("TCI Group Series A Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock ("TCI Group Series B Stock" and, together with the TCI Group Series A Stock, "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock ("Liberty Group Series A Stock"), Tele-Communications, Inc. Series B Liberty Media Group Common Stock ("Liberty Group Series B Stock" and, together with the Liberty Group Series A Stock, the "Liberty Group Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock ("TCI Ventures Group Series B Stock" and, together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock").

         The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's assets which produce and distribute programming services. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. TCIC is attributed to TCI Group.

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 basic customers in exchange for approximately 12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed approximately $669 million of TCI's debt. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 basic customers in exchange for approximately 7.0 million shares or 19% of CSC's newly issued Class A shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to (i) acquire cable systems serving approximately 250,000 basic customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         Including the above-described CSC transactions and another transaction that closed in February 1998, TCIC, as of February 28, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.4 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to TCIC's debt, annual revenue and annual operating income before depreciation, amortization, stock compensation and other non-cash charges of approximately $4.0 billion, $1.5 billion and $700 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "Business" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

         (b)      Financial Information about Industry Segments

         At December 31, 1997, the Company operated in the cable and communications services industry.

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

         Cable operators have traditionally used coaxial cable for transmission of television signals to customers. Optical fiber is a technologically advanced transmission medium capable of carrying cable television signals via light waves generated by a laser. Optical fiber, when used as an alternative to coaxial cable, can improve system reliability and provide for additional capacity which should enable the provision of incremental revenue-producing services. During 1992, the Company began upgrading and installing optical fiber in its cable systems.

         At December 31, 1997, approximately 59% of the Company's cable television systems had bandwidth capacities ranging from 450 megahertz to 750 megahertz. The Company's cable television systems generally carry up to 78 analog channels. Compressed digital video technology converts on average as many as twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal into analog channels that can be viewed on a normal television set.

         TCIC began offering digital cable television service to selected markets in 1997. In February 1998, TCIC initiated broader marketing efforts that are intended to result in an increase in the number of digital cable television customers. Such marketing efforts will encompass multi-media, product enhancements, sales promotions and sales incentives. As of March 17, 1998, digital video services were available to approximately 9.8 million of TCIC's customers. Such amount excludes approximately 450,000 basic customers who had obtained access to digital cable television from certain cable television systems prior to the contribution of such cable systems to CSC and another joint venture during the first quarter of 1998.

         Service Charges. The Company offers a limited "basic service" ("Basic-TV") (primarily comprised of local broadcast signals and public, educational and governmental ("PEG") access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $9.00 to $12.00, and the monthly service fee for the expanded tier generally ranges from $13.00 to $19.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $15.00 per service, except for certain movie or sports services (such as various regional sports networks and certain Pay-TV channels) offered at $1.00 to $8.00 per month, pay-per-view movies offered separately at $3.00 to $4.00 per movie and certain pay-per-view events offered separately at $6.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. Customers may also elect to subscribe to digital video services comprised of up to 36 video and 10 audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.

         As further enhancements to their cable services, customers may generally rent converters or converters with remote control devices for a monthly charge ranging from $0.89 to $4.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also a nonrecurring installation charge (which is limited by rules of the Federal Communications Commission ("FCC") which regulate hourly service charges for each individual cable system) ranging from $20.00 to $39.00 is usually charged.

         Monthly fees for Basic-TV and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act"), together with the 1992 Cable Act (the "Cable Acts"), established rules under which the Company's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. For additional information see Regulation and Legislation below.

         Customer Data. TCIC operates its cable television systems either through its operating divisions or through certain other subsidiaries, including affiliated companies. Domestic Basic-TV cable customers served by TCIC are summarized as follows (amounts in millions):

                                           Basic-TV customers at December 31,
                                      ------------------------------------------
                                        1997     1996     1995     1994     1993
                                      -------  --------  -------  ------    ----
     Managed through the Company's
      operating divisions               13.7     13.4     11.9     10.7      9.8
     Other non-managed subsidiaries      0.2      0.5      0.6      0.5      0.5
                                      ------   ------   ------   ------   ------

                                        13.9     13.9     12.5     11.2     10.3
                                      ======   ======   ======   ======   ======


         TCIC operates cable television systems throughout the United States.

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

         Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of PEG access channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

         Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 1,200 of the Company's franchises expire within the next five years. This represents approximately twenty-five percent of the franchises held by the Company and involves approximately 4.8 million basic customers.

         Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. See Regulation and Legislation below.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by the United States Congress ("Congress") and the FCC to offer services in direct competition with existing cable systems.

         DBS. During 1997, the Company has continued to experience a competitive impact from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. The Primestar Partners, L.P. ("Primestar") distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 27 inches to 36 inches in diameter. Prior to the spin-off of the Company's interests in its digital satellite businesses, the Company provided this satellite delivered service. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("Echostar"), transmit from high power satellites and generally use smaller dishes to receive their signals. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and the Company expects that competition from DBS will continue to increase.

         DBS has advantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service customers.

         The primary disadvantage of DBS is its inability to provide local broadcast television stations to customers in their local market. However, EchoStar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a customer's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television broadcast signals back into local television markets. Additional DBS disadvantages presently include a limited ability to tailor the programming package to the interests of different geographic markets; signal reception being subject to line-of-sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they want to view DBS programming.

         Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Furthermore, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS customers.

         Telephone Company Entry. The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation below. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The Company is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a number of the Company's franchise areas. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below.

         Although long distance telephone companies are not prohibited from providing video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the RBOCs.

         Utility Company Entry. The 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services. As an example, in the Washington, D.C. metropolitan market, the local power utility has entered into a partnership with an experienced cable television and open video system company and is proposing to provide video and telecommunications services throughout the Washington, D.C. metropolitan market.

         MMDS/LMDS. Another alternative method of distribution is multi-channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully-operational LMDS systems.

         Cable System Overbuilds. During 1997, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains relatively small, 1997 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises.

         Private Cable. The Company also competes with Master Antenna Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC in 1997, adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See Regulation and Legislation below.

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

         Cable Rate Regulation. The 1992 Cable Act imposed extensive rate regulation on the cable television industry. All cable systems are subject to rate regulation of their basic and upper tier programming services, as well as their provision of customer equipment used to receive basic tier services, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate effective competition by showing either low penetration (less than 30% of the occupied households in the franchise area subscribe to basic service), or the presence (measured collectively as 50% availability, 15% customer penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of effective competition to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

         Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

         The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

         Under the FCC's rate regulations, the Company was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

         The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable customers) until a greater degree of competition to incumbent cable operators has developed. On February 25, 1998, legislation was introduced in the Congress which if enacted would repeal the statutory "sunset" and extend FCC regulation of CPST rates beyond March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units ("MDUs"), although complaints about predatory pricing in MDUs still may be made to the FCC.

         Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

         Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place.

         Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

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

         Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition. The "rural exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

         Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC, notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

         Additional Ownership Restrictions. Pursuant to the 1992 Cable Act, the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Company's ability to acquire attributable interests in additional cable systems. The FCC is currently conducting a reconsideration of its national customer limit rules, and it is possible the FCC will revise both the national customer reach percentage limitation and/or the manner in which it attributes ownership to a cable operator. Either of these revisions, which are expected to be completed in 1998, could adversely affect various joint ventures, partnerships and equity ownership arrangements announced by the Company in 1997 in the Company's effort to reduce the number of cable systems over which it has control and management responsibility.

         The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

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

         Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on the Company's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations" such as WGN).

         Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for PEG access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage. Further, a group of commercial leased access users has challenged the FCC's February 1997 Order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates thereby encouraging a much more significant increase in the use of commercial leased access channels.

         "Anti-Buy Through" Provisions. Federal law requires each cable system to permit customers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period if deemed necessary.

         Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to the Company. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements.

         Inside Wiring. In a 1997 Order, the FCC established rules that require an incumbent cable operator upon expiration or termination of an MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

         Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for hearing-impaired Closed Captioning on programming will result in new and potentially significant costs for the Company. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         The FCC is currently considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

         Internet Service Regulation. The Company began offering high-speed internet service to customers in 1997. At this time, there is no significant federal or local regulation of cable system delivery of internet services. However, as the cable industry's delivery of internet services develops, it is possible that greater federal and/or local regulation could be imposed.

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

         Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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

         At December 31, 1997, the Company had approximately 31,500 employees.

         (d) Financial Information about Foreign & Domestic Operations and Export Sales

         The Company has neither material foreign operations nor export sales.

Item 2.  Properties.

         The Company leases its executive offices in a suburb of Denver, Colorado, and leases most of its regional and local operating offices. The Company owns many of its head-end and antenna sites. Its physical cable television properties, which are located throughout the United States, consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components.

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

         A settlement was reached in this action, for which final approval was granted on January 7, 1998. The settlement did not have a material adverse effect upon the financial condition of the Company. The Company is awaiting receipt of final documentation for the court order. This case will not be reported on in the future.

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

         A settlement was reached in this action, for which final approval was granted on January 7, 1998. The settlement did not have a material adverse effect upon the financial condition of the Company. The Company is awaiting receipt of final documentation for the court order. This case will not be reported on in the future.

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

         Interactive Network, Inc. Shareholder Litigation (No. C95-0026 DLJ, Northern District of California.) In January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period of August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which sought damages against the Interaction Defendants for violation of the federal securities law disclosure requirements during the class period May 2, 1994 through March 31, 1995. On or about January 13, 1997, Plaintiffs filed a Fourth Amended Complaint, seeking damages against the Interactive Defendants and Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, and Gary Howard (collectively, "the TCI Defendants") for violation of federal securities law disclosure requirements during the class period May 16, 1994 through March 31, 1995. In addition, the Fourth Amended Complaint sought damages against the TCI Defendants based upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. On January 30, 1997, the TCI Defendants and the Interactive Defendants separately moved to dismiss the Fourth Amended Complaint on the ground that it failed to state a cause of action against them. On April 4, 1997, the Court issued an order dismissing, with prejudice, the primary liability claims against the TCI Defendants. The Court granted the Plaintiffs leave to amend their Complaint as to their claim for violation of federal securities law disclosure requirements against the Interactive Defendants. The Court further granted Plaintiffs leave to amend their "controlling person" claim against the TCI Defendants. On or about April 30, 1997, Plaintiffs filed a Fifth Amended Complaint seeking damages for violation of federal securities law disclosure requirements against the Interactive and TCI Defendants during the class period January 19, 1994 through March 31, 1995. The Fifth Amended Complaint also seeks damages against the TCI Defendants as "controlling persons." On October 9, 1997, the Court granted the Interactive Defendants' Motion to Dismiss with Prejudice substantial portions of the Fifth Amended Complaint. The remaining claims are limited to a class of just several months. On January 16, 1998, the Court entered a scheduling order establishing pre-trial deadlines, including a May 6, 1998 deadline for class certification. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Interactive Network, Inc. v. Tele-Communications, Inc., et al.(Alameda County Superior Court, Case No. 754933-7). On October 20, 1995, Interactive Network, Inc. ("Interactive") filed a complaint in the Superior Court of California for the county of Alameda naming Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, TCI Programming Holding Co., TCI Cablevision of California, Inc. ("the TCI defendants") and Gary Howard as defendants. The Complaint alleges claims for breach of fiduciary duty, abuse of control, intentional interference with prospective business advantage, intentional interference with contractual relations, breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of corporate assets, unfair competition and unjust enrichment arising out of the business relationship between the TCI defendants and Interactive. Plaintiffs twice amended the complaint, following a series of motions attacking the pleadings by the TCI defendants, resulting in the "Third Amended Complaint". The Third Amended Complaint alleges that the TCI defendants breached various duties owed to Interactive as a result of the TCI defendants' purported status as a controlling shareholder. The Complaint further alleges that the TCI defendants fraudulently promised to provide financing to Interactive and fraudulently induced Interactive to enter into various transactions. The Third Amended Complaint seeks various unspecified compensatory and punitive damages as well as injunctive relief. On June 17, 1996, certain of the TCI defendants, on their own behalf and as the agent of various additional secured creditors, denied all claims and filed a cross-complaint for breach of contract against Interactive seeking in excess of $24 million pursuant to various promissory notes entered into by Interactive. On July 22, 1996, Interactive filed a "cross-complaint to the cross-complaint" alleging economic duress, breach of the implied covenant of good faith and fair dealing, fraud and breach of contract in connection with the promissory notes entered into by Interactive. On February 25, 1998, the parties agreed to a settlement, subject to final execution of settlement documents. The settlement did not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

         Clarence L. Elder, both individually and as the group Representative vs. Tele-Communications, Inc. et al. On December 11, 1995, plaintiff filed suit in the Circuit Court for Baltimore City, Case No. 95345001/CL205580 against UCTC L.P. Company, UCTC of Baltimore, Inc., UTI Purchase Company, Inc. and Tele-Communications, Inc. The allegations made in the complaint pertain to plaintiff's interest in United Cable Television of Baltimore Limited Partnership. Plaintiff claims he was wrongfully denied certain preference distributions, rights to purchase stock, rights to escrow funds, and tax distributions. Plaintiff claims entitlement to compensatory damages in excess of $70,000,000 plus punitive damages in excess of $450,000,000. Plaintiff asserts claims for: breach of contract; negligent misrepresentation; negligence; unjust enrichment; conversion; fraud; and breach of fiduciary duty. The Court granted defendants' Motion for Summary Judgment and plaintiff has filed an appeal. On September 24, 1997, the Maryland Court of Special Appeals affirmed in all but one respect the Circuit Court's summary judgment in favor of the defendants. The court found that the settlement agreement at issue is ambiguous concerning the number of Limited Partnership units the plaintiffs were entitled to purchase (186.6 or 311), but ruled in favor of defendants concerning the price at which the units must be sold and all other issues.

         Plaintiffs have filed a motion for reconsideration, and have filed a petition for certiorari in the Court of Appeals on December 24, 1997 as their motion for reconsideration is denied. If the Court of Special Appeals decision is not disturbed, the only issue for trial will be the number of units Plaintiffs are entitled to purchase at fair market value, as determined in accordance with the appraisal previously obtained by defendants. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Les Dunnaville v. United Artists Cable, et al. On February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey (the suit was initially filed on December 3, 1993, but the parties agreed on December 30, 1993 that no responsive pleading would be due pending filing of an amended complaint). The action alleges, inter alia, intentional interference with contract, tortious interference with prospective advantage, defamation, false light, invasion of privacy, intentional infliction of emotional distress, civil conspiracy, violation of Maryland's Fair Employment Practices Act, and respondeat superior with respect to the individual defendants. Six counts in the complaint each seek compensatory damages of $1,000,000 and punitive damages of $1,000,000; the intentional infliction of emotional distress count seeks compensatory damages of $1,000,000 and punitive damages of $2,000,000; and the count which alleges violation of Maryland's Fair Employment Practices Act seeks damages of $500,000. By order dated May 18, 1994, the Court dismissed the respondeat superior claim. Defendants filed Motions for Summary Judgment in December 1995 and January 1996 on all remaining counts of plaintiffs' complaint. The Court granted summary judgment in defendants' favor on March 18, 1996. The plaintiffs appealed the Circuit Court ruling to the Maryland Court of Special Appeals. In a decision dated June 5, 1997, the Maryland Court of Special Appeals affirmed the trail court's grant of summary judgment in all respects except for one portion of the defamation claim involving alleged statements of Roy Harbert. The trial court is scheduled to try the one remaining claim on April 2, 1998. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         Donald E. Watson v. Tele-Communications, Inc., et al. On March 10, 1995, Donald Watson, doing business under the name of Tri-County Cable, filed suit in Superior Court for the District of Columbia against TCI, TCI East, Inc., District Cablevision Limited Partnership, District Cablevision, Inc., TCI of D.C., Inc., TCI of Maryland, Inc., TCI Development Corporation, United Cable Television of Baltimore Limited Partnership, TCI of Pennsylvania, Inc. and two individuals, Richard Bushey and Roy Harbert. The action alleges breach of settlement agreement, intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, tortious interference with economic relations, and discrimination on the basis of race. Three counts in the Complaint each seek compensatory damages of $2,500,000 and punitive damages of $25,000,000; one count seeks compensatory damages of $2,500,000 and punitive damages of $40,000,000; and two counts each seek compensatory damages of $20,000,000 and punitive damages of $40,000,000. In an order dated September 25, 1997, the Court granted summary judgment in favor of defendants on the claims of intentional misrepresentations, tortious interference with prospective advantage, tortious interference with contract, and discrimination on the basis of race. The remaining claims will be tried at some date in the future. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         C. Lamont Smith, et al. v. Mile Hi Cable Partners, et al. On December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. Plaintiffs assert, in part, that the defendants misappropriated plaintiffs' concept for the development of a 24 hours a day, seven days a week, cable or satellite premium channel which would broadcast movies made by or featuring African Americans, as well as educational programming and community oriented programming of interest to both the Hispanic and Black communities. Plaintiffs claim anticipated annual net profits from such a network would exceed $600 million. Plaintiffs also assert that the franchise agreement with the City and County of Denver has been breached for alleged implied covenants of good faith and fair dealing under the Denver franchise; promissory estoppel and breach of implied contract; misappropriation of confidential information and trade secrets; breach of confidence; breach of fiduciary duty; as well as unjust enrichment; fraud; negligent misrepresentation; non-disclosure and concealment; civil conspiracy; and violation of the Colorado Antitrust Act of 1992. Plaintiffs seek an award of consequential, special and restitutionary damages in an unspecified amount as well as exemplary damages, prejudgment interest, expert witness fees, attorneys fees and costs. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. The motion for judgment on the pleadings with respect to plaintiffs' other claims was granted in part. The court dismissed three additional claims. We anticipate the parties will stipulate to certification of an immediate appeal, which will take from 12 to 18 months. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         TCG Shareholder Litigation. In December of 1997 and January of 1998, in the Court of the Chancery of the State of Delaware, New Castle County the following three actions were filed: Sternberg v. TCI Communications, Inc., et al., Case No. 16092-NC, Cirillo v. Tele-Communications, Inc., et al., Case No. 16139-NC, and Blain v. Tele-Communications, Inc., et al., Case No. 16161-NC. Plaintiffs filed suit against the Company and officers, directors, and controlling shareholders of TCG. These class action complaints were brought on behalf of the public stockholders of TCG alleging defendants breached fiduciary duties by proceeding with the proposed merger of TCG with AT&T. The Complaints allege, among other things, breach of fiduciary duties. The Complaints seek class certification, injunctive relief, attorney fees, and costs. Plaintiffs did not demand a jury trial. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of the Company.

         Late Fee Litigation. The Company has been named in a number of purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems directly or indirectly owned or managed by the Company charge late fees to customers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by various cable systems are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         All of TCI Communications, Inc.'s ("TCIC" or the "Company") common stock is owned by Tele-Communications, Inc. ("TCI"). The Company has not paid cash dividends on its common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Board of Directors of TCIC (the "Board") in light of the Company's earnings, financial condition and other relevant considerations. The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on any classes of its stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses and repayment of loans and advances from the Company. Certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets.

Item 6.  Selected Financial Data.

         The following tables present selected information relating to the financial condition and results of operations of TCI Communications, Inc. for the past five years. The following data should be read in conjunction with the Company's consolidated financial statements.

                                                                  December 31,
                                        ---------------------------------------------------------------
                                         1997          1996(a)       1995(a)       1994(a)       1993(a)
                                         -----         -------       -------       -------       -------
                                                               amounts in millions
Summary Balance Sheet Data:

Property and equipment, net              $  6,524         7,192         6,988        5,579        4,935

Franchise costs, net                     $ 14,443        14,794        11,563        9,297        9,197

Total assets                             $ 21,858        23,011        20,216       15,752       16,351

Debt                                     $ 13,528        14,318        12,635       10,712        9,900

Minority interests in equity of
    consolidated subsidiaries            $    787           802           206          271          285

Redeemable preferred stock               $    232           232          --           --             18

Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts holding
 solely subordinated debt securities
 of the Company                          $  1,500         1,000          --           --           --

Stockholder's(s') equity (deficit)       $   (801)          (61)        1,640          606        2,010

Common shares outstanding
 (net of shares held by
 subsidiaries in 1993):
   Class A common stock                         1             1             1            1          403
   Class B common stock                      --            --            --           --             47




                                                                 Years ended December 31,
                                     -------------------------------------------------------------
                                       1997         1996(a)      1995(a)      1994(a)      1993(a)
                                     -------       --------     --------     ---------     -------
                                                             amounts in millions
Summary Statement of
 Operations Data:
Revenue                              $ 6,167        5,954        4,878        4,116        3,977

Operating income                     $ 1,228          753          803          818          916

Interest expense                     $(1,064)      (1,041)        (962)        (777)        (731)

Earnings (loss) from
   continuing operations             $   (60)        (438)        (132)         123          (13)

Net earnings (loss) attributable
   to common stockholder(s)          $   (70)        (447)        (132)         123          (15)

-----------------------
(a) Restated - see note 13 of the accompanying consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

         The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company.

         TCI Targeted Stock

         TCI common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock ("TCI Group Series A Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock ("TCI Group Series B Stock" and, together with the TCI Group Series A Stock, "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock ("Liberty Group Series A Stock"), Tele-Communications, Inc. Series B Liberty Media Group Common Stock ("Liberty Group Series B Stock" and, together with the Liberty Group Series A Stock, the "Liberty Group Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock ("TCI Ventures Group Series B Stock" and, together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock").

         The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's assets which produce and distribute programming services. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. TCIC is attributed to TCI Group.

         The TCI Ventures Group Stock was issued in August 1997 pursuant to TCI's offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares (as adjusted for a stock dividend) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered, up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock, respectively (as adjusted for a stock dividend) (the "TCI Ventures Exchange").

         Accounting Standards

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

         Year 2000

         During 1997, TCIC began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCIC's products. Additionally, TCIC has initiated formal communications with its significant suppliers and affiliated companies to determine the readiness of third parties and the impact on TCIC if those third parties fail to remediate their own year 2000 issues.

         Over the past three years, TCIC began an effort to convert a substantial portion of its financial applications to commercial products which are anticipated to be year 2000 ready, or to outsource portions of financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, TCIC is in the process of finalizing its assessment of the impact of year 2000. TCIC is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, TCIC has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. TCIC expects that it will have to modify or replace certain portions of its cable distribution plant, although TCIC has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of TCIC's manual assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. TCIC's assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of TCIC has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCIC's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCIC's year 2000 readiness will not have an adverse effect on TCIC's financial position. Additionally, there can be no assurance that the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on TCIC's financial condition or position.

         Summary of Operations

         TCIC operates principally in the domestic cable and communications industry. The table below sets forth, for the periods presented, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the normal recurring operations of the Company. Other items of significance are discussed under separate captions below.


                                                              Years ended December 31,
                                      -----------------------------------------------------------------
                                              1997                 1996 (a)                1995 (a)
                                      --------------------   --------------------   -------------------
                                                              dollar amounts in millions
Revenue                                   100%    $ 6,167        100%    $ 5,954        100%    $ 4,878

Operating                                  36      (2,196)        36      (2,117)        33      (1,611)
Selling, general and administrative        20      (1,236)        27      (1,607)        25      (1,224)
Stock compensation                          2        (114)        --          12         --         (17)
Restructuring charges                      --          --         --         (36)        --          --
Depreciation and amortization              22      (1,393)        24      (1,453)        25      (1,223)
                                      -------     -------    -------     -------    -------     -------

    Operating income                       20%    $ 1,228         13%    $   753         17%    $   803
                                      =======     =======    =======     =======    =======     =======

---------------------
(a) Restated - see note 13 to the accompanying consolidated financial statements.

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the Federal Communications Commission ("FCC") to regulate rates. At December 31, 1997, approximately 71% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

         During the year ended December 31, 1997, 73% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         TCIC has completed a number of acquisitions during the three-year period ended December 31, 1997. The most significant of such acquisitions was consummated on July 31, 1996 when TCIC acquired from Viacom, Inc. an entity that owned cable television assets valued at $2.326 billion at the acquisition date. Upon consummation of such acquisition (the "Viacom Acquisition"), the acquired entity was renamed TCI Pacific Communications, Inc. ("TCI Pacific"). For additional information concerning the Viacom Acquisition, see note 5 to the accompanying consolidated financial statements. The following table sets forth summary information with respect to the operating results of TCI Pacific that have been included in the Company's results of operations since the July 31, 1996 acquisition date (amounts in millions):


                                      Year ended         Five months ended
                                  December 31, 1997      December 31, 1996
                                  -----------------     ---------------------
Revenue                                $ 509                   216
Operating costs and expenses
  before depreciation and
  amortization                          (295)                 (133)
Depreciation and amortization           (121)                  (45)
                                       -----                 -----
Operating income                       $  93                    38
                                       =====                 =====

         Through December 4, 1996, TCIC had an investment in Primestar Partners L.P. ("Primestar"). Primestar provided programming and marketing support to each of its cable partners who provided satellite television service to their customers. On December 4, 1996, TCI distributed (the "Satellite Spin-off") to the holders of shares of TCI Group Stock all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"). At the time of the Satellite Spin-off, Satellite's assets and operations included TCIC's interest in Primestar, TCIC's business of distributing Primestar programming and two communications satellites. As a result of the Satellite Spin-off, Satellite's operations subsequent to December 4, 1996 are not consolidated with those of the Company.

         The following table sets forth summary information with respect to the operating results of Satellite for the period from January 1, 1996 through date of the Satellite Spin-off (amounts in millions):

         Revenue                                   $        377
         Operating expenses                                (373)
         Depreciation                                      (166)
                                                   ------------
                  Operating income                 $       (162)
                                                   ============


         TCIC's revenue increased 4% and 22% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Exclusive of the effects of acquisitions, the Satellite Spin-off and another disposition, revenue from TCIC's customers accounted for 3% of such 1997 increase in revenue, primarily as a result of a 7% increase in basic revenue and a 5% decrease in premium revenue. TCIC experienced a 9% increase in its average basic rate, a 1% decrease in the number of average basic customers, a 7% increase in its average premium rate and an 11% decrease in the number of average premium subscriptions. In addition, TCIC's revenue increased 5% due to acquisitions and decreased 7% due to the Satellite Spin-off and another disposition. Advertising sales and other revenue accounted for the remaining 3% increase in revenue.

         Exclusive of the effects of acquisitions, revenue from TCIC's cable customers accounted for 8% of such 1996 increase in revenue, primarily as a result of an 11% increase in basic revenue and a 1% increase in premium revenue. TCIC experienced an 8% increase in its average basic rate, a 4% increase in the number of average basic customers, an 11% decrease in its average premium rate and an 11% increase in the number of average premium subscriptions. In addition, TCIC's revenue increased 9% due to acquisitions and increased 3% due to an increase in TCIC's satellite customers through the date of the Satellite Spin-off. Advertising sales and other revenue accounted for the remaining 2% increase in revenue.

         Operating expenses increased 4% and 31% for the years ended December 31, 1997 and 1996, respectively. Exclusive of the effects of acquisitions, the Satellite Spin-off and another disposition, such expenses increased 6% and 19%, respectively. Programming expenses accounted for the majority of such increases. TCIC cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCIC's obligations under a 25 year affiliation agreement (the "EMG Affiliation Agreement") with Encore Media Group LLC ("Encore Media Group"), a subsidiary of TCI that is a member of the Liberty Media Group, it is anticipated that TCIC's programming costs with respect to the "STARZ!" and "Encore" premium services will increase in 1998 and future periods. See note 12 to the accompanying consolidated financial statements.

         Selling, general and administrative expenses decreased 23% and increased 31% for the years ended December 31, 1997 and 1996, respectively. Exclusive of the effects of acquisitions, the Satellite Spin-off and another disposition, such expenses decreased 9% and increased 13%, respectively. The 1997 decrease is due primarily to lower marketing costs due primarily to launch and other incentives from programming suppliers, a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996 and other reductions in general and administrative expenses in 1997. The 1996 increase is due primarily to an increase in salaries and related payroll expenses, as well as increased marketing and general and administrative expenses.

         During the fourth quarter of 1996, TCIC restructured certain of its operating and accounting functions. In connection with such restructuring, TCIC recognized a charge of $36 million related primarily to work force reductions. Through December 31, 1997, $24 million of such charge had been paid.

         Depreciation expense decreased 9% and increased 21% for the years ended December 31, 1997 and 1996, respectively. The 1997 decrease represents the net effect of a decrease due to the Satellite Spin-off and another disposition that more than offset increases attributable to acquisitions and capital expenditures. The 1996 increase is attributable to acquisitions and capital expenditures.

         Amortization expense increased 7% and 13% for the years ended December 31, 1997 and 1996, respectively. Such increases are primarily attributable to the effects of acquisitions.

         TCIC records stock compensation relating to restricted stock awards, options and/or stock appreciation rights granted by TCI to certain TCIC employees and members of the Board. The amount of expense associated with stock compensation is based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock as of the date of the accompanying consolidated financial statements. The expense associated with stock appreciation rights is subject to future adjustment based upon market value fluctuation and, ultimately, on the final determination of market value when the rights are exercised.

         Other Income and Expenses

         TCIC's interest expense increased $23 million or 2% from 1996 to 1997 and $79 million or 8% from 1995 to 1996. The increase in 1997 is primarily the result of higher average debt balances, as a result of the Viacom Acquisition on July 31, 1996. The 1996 increase is the net result of higher average debt balances, partially offset by a decrease due to a lower weighted average interest rate. TCIC's weighted average interest rate on borrowings was 7.8%, 7.8% and 8.1% during 1997, 1996 and 1995, respectively.

         During the years ended December 31, 1997 and 1996, TCIC purchased, in the open market, certain notes payable which had an aggregate principle balance of $409 million and $904 million, respectively. Fixed interest rates on notes payable ranged from 8.75% to 10.13% for purchases made during 1997, and ranged from 7.88% to 10.44% for purchases made during 1996. In connection with such purchases, TCIC recognized losses on early extinguishment of debt of $39 million and $62 million, respectively. Such losses related to prepayment penalties amounting to $33 million and $60 million for the years ended December 31, 1997 and 1996, respectively, and the retirement of deferred loan costs.

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

         At December 31, 1997, TCIC's investments in affiliates were comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. TCIC's share of losses of affiliates was $54 million, $218 million and $63 million in 1997, 1996 and 1995, respectively. TCIC's share of losses of affiliates includes $215 million in 1996 and $27 million in 1995 representing TCIC's aggregate share of losses of Sprint Spectrum Holding Company, L.P. ("Sprint Spectrum") and another equity affiliate. The 1996 amount includes $34 million associated with prior periods. Effective December 31, 1996, TCIC transferred its ownership interests in Sprint Spectrum and such other equity affiliate to TCI. As such, the Company no longer reflects share of losses from such investments. Excluding the effects of such transfers, TCIC's share of losses of affiliates increased $51 million and decreased $33 million in 1997 and 1996, respectively. The 1997 increase is primarily attributable to TCIC's share of losses of a 49%-owned cable television partnership that was acquired by TCIC in July 1996. The 1996 decrease is primarily due to TCIC's share of a 1996 nonrecurring gain recognized by an equity investee.

         Minority interests in earnings of consolidated subsidiaries aggregated $157 million and $72 million for the years ended December 31, 1997 and 1996, as compared to minority interests in losses of consolidated subsidiaries of $11 million in 1995. The majority of the 1997 and 1996 amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on preferred securities issued in August 1996 by TCI Pacific in connection with the Viacom Acquisition. See notes 5 and 9 to the accompanying consolidated financial statements.

         Teleport Communications Group Inc. ("TCG"), a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410,000,000. As a result of the TCG IPO, TCIC's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, TCIC recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million) during the year ended December 31, 1996.

         Net Loss

         As a result of the above described fluctuations in the Company's results of operations, (i) TCIC's net loss (before preferred stock dividend requirements) of $60 million for the year ended December 31, 1997 changed by $378 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $438 million for the year ended December 31, 1996, and (ii) TCIC's net loss (before preferred stock dividend requirements) of $438 million for the year ended December 31, 1996 changed by $306 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $132 million for the year ended December 31, 1995.

         Inflation has not had a significant impact on TCIC's results of operations during the three-year period ended December 31, 1997.

         Liquidity and Capital Resources

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 basic customers in exchange for approximately 12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed approximately $669 million of TCI's debt. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 basic customers in exchange for approximately 7.0 million shares or 19% of CSC's newly issued Class A shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to (i) acquire cable systems serving approximately 250,000 basic customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         Including the above-described CSC transactions and another transaction that closed in February 1998, TCIC, as of February 28, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.4 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to TCIC's debt, annual revenue and annual operating income before depreciation, amortization, stock compensation and non-cash charges of approximately $4.0 billion, $1.5 billion and $700 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         In connection with the TCI Ventures Exchange, TCI consummated a restructuring on October 1, 1997 that resulted in, among other things, the transfer of substantially all of the attributed assets of the TCI Ventures Group into TCI Ventures Group, LLC, a newly formed first tier subsidiary of TCI. In connection with such restructuring, certain assets of the Company, including (i) a wholly-owned subsidiary of the Company that owned cash, warrants and contingent royalties from the sale of certain internally developed software assets, and (ii) another wholly-owned subsidiary that provides analog and digital television services (including the digital compression of television and multimedia programming) were transferred to TCI Ventures Group, LLC in exchange for nominal consideration, and a $291 million distribution from the Company to TCI, representing the difference between such consideration and the carrying value of such transferred assets on October 1, 1997, was recorded.

         In January 1998, TCI's interest in DigiVentures, LLC ("DigiVentures") was transferred to the Company. In connection therewith, TCIC assumed DigiVentures' capital lease obligations totaling $176 million and paid $7 million in cash to TCI.

         On July 31, 1996, pursuant to certain agreements entered into among TCIC, TCI, Viacom International, Inc. and Viacom, Inc. ("Viacom"), TCIC acquired all of the common stock of a subsidiary of Viacom ("Cable Sub") which owned Viacom's cable systems and related assets.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into $625,796,100 in aggregate face value of shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share (the "Stated Value"). The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Cable Sub, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by Cable Sub in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of Cable Sub, in shares of TCI Group Series A Stock, or in any combination of the foregoing. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific.

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of TCI Pacific have been combined with those of TCIC since the date of acquisition, and TCIC recorded TCI Pacific's assets and liabilities at fair value.

         The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on the preferred stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses. The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay the dividends on the preferred stock of TCIC or to make any funds available therefore, whether by dividends, loans or other payments. The payment of dividends or the making of loans and advances to the Company by its subsidiaries may be subject to statutory or regulatory restrictions, are contingent upon the earnings of those subsidiaries and are subject to various business considerations. Further, certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets. The Company's subsidiaries currently have the ability to transfer funds to the Company in amounts exceeding the Company's dividend requirement on the preferred stock. Net cash provided by operating activities of subsidiaries which are not restricted from making transfers to the parent company have been and are expected to continue to be sufficient to enable the parent company to meet its cash obligations.

         Moreover, certain of the consolidated liabilities of the Company have been incurred by its subsidiaries. Therefore, the Company's rights, and the extent to which the holders of the Company's preferred stock will be able to participate in the distribution of assets of any subsidiary upon the latter's liquidation or reorganization, will be subject to prior claims of the subsidiary's creditors, including trade creditors, except to the extent that the Company may itself be a creditor with recognized claims against such subsidiary (in which case the claims of the Company would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by the Company).

         At December 31, 1997, subsidiaries of the Company had approximately $1.4 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the subsidiaries' lines of credit.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization, stock compensation and other non-cash charges) ($2,735 million, $2,230 million and $2,043 million in 1997, 1996 and 1995, respectively) to interest expense ($1,064 million, $1,041 million and $962 million in 1997, 1996 and 1995, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 257%, 214% and 212% for 1997, 1996 and 1995, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($1,664 million, $1,259 million and $1,262 million in 1997, 1996 and 1995, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         Amounts expended by TCIC for its investing activities exceeded net cash provided by operating activities during the years ended December 31, 1996 and 1995. However, during the year ended December 31, 1997, TCIC's net cash provided by operating activities exceeded amounts expended by its investing activities. The amount of capital expended by TCIC for property and equipment was $571 million during 1997, as compared to $1,930 million and $1,665 million during 1996 and 1995, respectively. In light of TCIC's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers subscribing to digital video services, TCIC anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCIC estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCIC expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCIC cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCIC is obligated to purchase a significant number of digital set-top devices over the next three years.

         In the event the Company is unable to achieve such objectives, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of equity of its subsidiaries and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $186 million at December 31, 1997. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC has agreed to make fixed monthly payments to Liberty Media Group pursuant to the EMG Affiliation Agreement. The fixed annual amounts increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         The Company is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, the Company is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         During the third quarter of 1997, TCIC committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated to make minimum payments aggregating approximately $1.6 billion through December 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, Inc. ("TCI Music"), TCIC is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of December 31, 1997, the amount of such obligations or guarantees was approximately $120 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Effective as of December 16, 1997, the National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI and a member of TCI Ventures Group, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
6.5 million set-top devices over the next three years at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

         The Company's various partnerships and other affiliates accounted for by the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company), through net cash provided by their own operating activities and in certain circumstances through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into various interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it (i) paid fixed interest rates and received variable interest rates through December 1997 (the "Fixed Rate Agreements") and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at December 31, 1997 (the "Variable Rate Agreements"). During the years ended December 31, 1997, 1996 and 1995, the Company's net payments pursuant to the Fixed Rate Agreements were $7 million, $14 million and $13 million, respectively; and the Company's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $15 million and (less than $1 million), respectively. At December 31, 1997, all of the Company's Fixed Rate Agreements had expired.

         During the year ended December 31, 1996, the Company terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. The Company will amortize the termination settlement over the remainder of the original terms of the terminated Variable Rate Agreements.

         In addition to the Variable Rate Agreements, the Company entered into an Interest Rate Swap in September 1997 pursuant to which it pays a variable rate based on the London Interbank Offered Rate (6.1% at December 31, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at December 31, 1997) on a notional amount of $400 million through September 2000. During the year ended December 31, 1997, TCIC's net receipts pursuant to such agreement aggregated less than $1 million. At December 31, 1997, the Company would have been required to pay an estimated $3 million to terminate such Interest Rate Swap.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCIC does not anticipate material near-term losses in future earnings, fair values of cash flows resulting from derivative financial instruments as of December 31, 1997. See note 7 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At December 31, 1997, after considering the net effect of the aforementioned Interest Rate Swaps, TCIC has $6,098 million (45%) of fixed rate debt and $7,430 million (55%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCIC expects that it would experience an increase in interest expense.

         Approximately twenty-five percent of the franchises held by the Company, involving approximately 4.8 million basic customers, expire within five years. In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the Cable Acts and other applicable federal, state and local law. Such provisions establish an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet established standards. The Company believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

         During 1997, the Company has continued to experience a competitive impact from medium power and high power direct broadcast satellite ("DBS") operators that use high frequencies to transmit signals that can be received by home satellite dishes ("HSDs") much smaller in size than traditional HSDs. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and the Company expects that competition from DBS will continue to increase. However, the Company is unable to predict what effect such competition will have on the Company's financial position.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
TCI Communications, Inc.:


We have audited the accompanying consolidated balance sheets of TCI Communications, Inc. and subsidiaries (a subsidiary of Tele-Communications, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of operations, common stockholder's equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 KPMG Peat Marwick LLP




Denver, Colorado
March 20, 1998

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                      1997      1996*
                                                     -------   -------
Assets                                              amounts in millions
Cash and cash equivalents                            $    36      --

Trade and other receivables, net                         319       308

Investments in affiliates, accounted for under the
    equity method, and related receivables (notes
    4 and 13)                                            231       287

Property and equipment, at cost:
    Land                                                  70        74
    Distribution systems                               9,547     9,726
    Support equipment and buildings                    1,351     1,423
                                                     -------   -------
                                                      10,968    11,223
    Less accumulated depreciation                      4,444     4,031
                                                     -------   -------
                                                       6,524     7,192
                                                     -------   -------
Franchise costs                                       17,154    17,174
    Less accumulated amortization                      2,711     2,380
                                                     -------   -------
                                                      14,443    14,794
                                                     -------   -------
Other assets, net of amortization                        305       430
                                                     -------   -------
                                                     $21,858    23,011
                                                     =======   =======

*  Restated - see note 13.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                     Consolidated Balance Sheets, continued

                           December 31, 1997 and 1996

                                                              1997         1996*
                                                            --------     --------
Liabilities and Common Stockholder's Deficit                 amounts in millions
Accounts payable                                            $    131         191

Accrued interest                                                 248         268

Accrued programming expense                                      242         232

Other accrued expenses                                           651         536

Debt (note 7)                                                 13,528      14,318

Deferred income taxes (note 11)                                5,215       5,409

Other liabilities                                                125          84
                                                            --------    --------

      Total liabilities                                       20,140      21,038
                                                            --------    --------

Minority interests in equity of consolidated subsidiaries        787         802

Redeemable preferred stock (note 8)                              232         232

Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts ("Trust Preferred
    Securities") holding solely subordinated debt
    securities of the Company (note 9)                         1,500       1,000

Common stockholder's deficit (note 10):
    Class A common stock, $1 par value. Authorized
      910,553 shares; issued and outstanding 811,655
      shares                                                       1           1
    Class B common stock, $1 par value. Authorized,
      issued and outstanding 94,447 shares                      --          --
    Additional paid-in capital                                 1,857       2,234
    Unrealized holding gains for available-
      for-sale securities, net of taxes                            4        --
    Accumulated deficit                                         (957)       (897)
                                                            --------    --------
                                                                 905       1,338
    Investment in Tele-Communications, Inc. ("TCI"), at
      cost (note 1)                                           (1,143)     (1,143)
    Due from related parties (note 12)                          (563)       (256)
                                                            --------    --------

         Total common stockholder's deficit                     (801)        (61)
                                                            --------    --------

Commitments and contingencies (note 14)
                                                            $ 21,858      23,011
                                                            ========    ========


*  Restated - see note 13.

See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                                 1997         1996*      1995*
                                                              ----------  -----------  ---------
                                                                       amounts in millions
Revenue                                                         $ 6,167       5,954       4,878

Operating costs and expenses:
    Operating (note 12)                                           2,196       2,117       1,611
    Selling, general and administrative                           1,236       1,607       1,224
    Stock compensation (note 10)                                    114         (12)         17
    Restructuring charges                                          --            36        --
    Depreciation                                                    940       1,029         848
    Amortization                                                    453         424         375
                                                                -------      ------      ------
                                                                  4,939       5,201       4,075
                                                                -------      ------      ------

        Operating income                                          1,228         753         803

Other income (expense):
    Interest expense                                             (1,064)     (1,041)       (962)
    Interest income (note 12)                                        26          40          34
    Share of losses of affiliates, net (notes 4 and 13)             (54)       (218)        (63)
    Loss on early extinguishment of debt (note 7)                   (39)        (71)         (6)
    Minority interests in losses (earnings) of consolidated
      subsidiaries, net (note 9)                                   (157)        (72)         11
    Gain (loss) on disposition and exchange of assets, net          (13)         47           9
    Gain on sale of stock by equity investee (note 4)              --            12        --
    Other, net                                                      (26)        (18)        (15)
                                                                -------      ------      ------
                                                                 (1,327)     (1,321)       (992)
                                                                -------      ------      ------
        Loss before income taxes                                    (99)       (568)       (189)

Income tax benefit (note 11)                                         39         130          57
                                                                -------      ------      ------
        Net loss                                                    (60)       (438)       (132)

Dividend requirements on preferred stock                            (10)         (9)       --
                                                                -------      ------      ------
        Net loss attributable to common stockholder             $   (70)       (447)       (132)
                                                                =======      ======      ======



* Restated - see note 13.

See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


        Consolidated Statements of Common Stockholder's Equity (Deficit)

                  Years ended December 31, 1997, 1996 and 1995



                                                                          Unrealized
                                                                            holding
                                                                           gains for
                                                                           available-
                                          Common stock       Additional     for-sale                   Investment     Due to (from)
                                          ------------         paid-in     securities,   Accumulated       in            related
                                       Class A    Class B      capital    net of taxes    deficit*         TCI           parties
                                       -------    -------      -------    ------------    --------         ---           -------
                                                                       amounts in millions
Balance at January 1, 1995             $    1         --         2,842            2          (327)        (1,102)            (810)
   Net loss                                --         --            --           --          (132)            --               --
   Effect of Reorganization (note 1)       --         --            --           --            --             (4)             (77)
   Effect of implementation of Tax
     Sharing Agreement (note 11)           --         --            --           --            --             --              (76)
   Retirement of TCI Class A common
     stock received in
     Reorganization                        --         --            37           --            --            (37)              --
   TCI Class A common stock issued
     in acquisition of remaining
     minority interest of Heritage
     Communications, Inc.
     contributed to TCI
     Communications, Inc. ("TCIC"
     or the "Company")                     --         --           234           --            --             --               58
   Contribution of investments from
     subsidiaries of TCI to TCIC           --         --             9           --            --             --               --
   Issuance of TCI Class A common
     stock and TCI preferred stock
     in acquisition (note 5)               --         --            --           --            --             --            1,313
   Turner Broadcasting System, Inc.
     stock received in acquisition
     transferred to a subsidiary of
     TCI                                   --         --            --           --            --             --               (7)
   Proceeds from issuance of TCI
     Class A common stock to public        --         --            --           --            --             --              401
   Proceeds from issuance of TCI
     Class A common stock in
     private offering                      --         --            --           --            --             --               30
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes              --         --            --            5            --             --               --
   Change in due to (from) related
     parties                               --         --            --           --            --             --             (720)
                                       ------    -------     ---------    ---------     ---------      ---------       -----------

Balance at December 31, 1995           $    1         --         3,122            7          (459)        (1,143)             112
                                       ------    -------     ---------    ---------     ----------     ----------      ----------





                                                      Total
                                                     common
                                                  stockholder's
                                                 equity (deficit)*
                                                 -----------------
Balance at January 1, 1995                              606
   Net loss                                            (132)
   Effect of Reorganization (note 1)                    (81)
   Effect of implementation of Tax
     Sharing Agreement (note 11)                        (76)
   Retirement of TCI Class A common
     stock received in
     Reorganization                                      --
   TCI Class A common stock issued
     in acquisition of remaining
     minority interest of Heritage
     Communications, Inc.
     contributed to TCI
     Communications, Inc. ("TCIC"
     or the "Company")                                  292
   Contribution of investments from
     subsidiaries of TCI to TCIC                          9
   Issuance of TCI Class A common
     stock and TCI preferred stock
     in acquisition (note 5)                          1,313
   Turner Broadcasting System, Inc.
     stock received in acquisition
     transferred to a subsidiary of
     TCI                                                 (7)
   Proceeds from issuance of TCI
     Class A common stock to public                      401
   Proceeds from issuance of TCI
     Class A common stock in
     private offering                                    30
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes                             5
   Change in due to (from) related
     parties                                           (720)
                                                   --------

Balance at December 31, 1995                          1,640
                                                   --------

                                                                     (continued)

--------------------------
*  Restated - see note 13.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


        Consolidated Statements of Common Stockholder's Equity (Deficit)

                  Years ended December 31, 1997, 1996 and 1995

                                                                         Unrealized
                                                                           holding
                                                                          gains for
                                                                          available-
                                         Common stock       Additional     for-sale                    Investment    Due to (from)
                                         ------------         paid-in     securities,   Accumulated        in           related
                                      Class A    Class B      capital    net of taxes    deficit*          TCI          parties
                                      -------    -------      -------    ------------    --------          ---          -------
                                                                                   amounts in millions
Balance at December 31, 1995         $    1         --         3,122            7          (459)         (1,143)           112

   Net loss                              --         --            --           --          (438)             --             --
   TCI Group common stock issued
     and debt assumed by TCI on
     behalf of TCIC for acquisition
     reflected as contribution           --         --           564           --            --              --             --
   Accreted dividends on redeemable
     preferred stock                     --         --            (9)          --            --              --             --
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes            --         --            --           (3)           --              --             --
   Intercompany liability assumed
     by TCIC upon contribution of
     subsidiaries from TCI               --         --            --           --            --              --            140
   Spin-off of TCI Satellite
     Entertainment, Inc. (note 6)        --         --          (305)          --            --              --           (100)
   Recognition of unrecognized
     holding gain on available-for-
     sale securities                     --         --            --           (4)           --              --             --
   Transfer of investments from
     TCIC to TCI (note 4)                --         --        (1,138)          --            --              --             --
   Change in due to (from) related
     parties                             --         --            --           --            --              --           (408)
                                     ------    -------     ---------    ---------     ---------      ----------      ---------

Balance at December 31, 1996         $    1         --         2,234           --          (897)         (1,143)          (256)
                                     ======    =======     =========    =========     =========      ==========      =========



                                                       Total
                                                      common
                                                   stockholder's
                                                  equity (deficit)*
                                                  -----------------


Balance at December 31, 1995                            1,640

   Net loss                                              (438)
   TCI Group common stock issued
     and debt assumed by TCI on
     behalf of TCIC for acquisition
     reflected as contribution                            564
   Accreted dividends on redeemable
     preferred stock                                       (9)
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes                              (3)
   Intercompany liability assumed
     by TCIC upon contribution of
     subsidiaries from TCI                                140
   Spin-off of TCI Satellite
     Entertainment, Inc. (note 6)                        (405)
   Recognition of unrecognized
     holding gain on available-for-
     sale securities                                       (4)
   Transfer of investments from
     TCIC to TCI (note 4)                              (1,138)
   Change in due to (from) related
     parties                                             (408)
                                                    ---------

Balance at December 31, 1996                              (61)
                                                    =========

----------------
* Restated -- see note 13.
                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

   Consolidated Statements of Common Stockholder's Equity (Deficit), continued

                  Years ended December 31, 1997, 1996 and 1995


                                                                              Unrealized
                                                                               holding
                                                                              gains for
                                                                              available-
                                             Common stock        Additional    for-sale
                                             ------------         paid-in     securities,   Accumulated
                                          Class A    Class B      capital    net of taxes    deficit*
                                          -------    -------      -------    ------------  -----------
                                                                 amounts in millions
Balance at December 31, 1996                 $1          --        2,234          --          (897)

   Net loss                                  --          --         --            --           (60)
   Accreted dividends on redeemable
     preferred stock                         --          --          (10)         --            --
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes                --          --         --             4            --
   Transfer of assets from TCI
     Communications, Inc. to TCI
     (note 12)                               --          --         (367)         --            --
   Change in due to (from) related
     parties                                 --          --         --            --            --
                                          -----       -----       ------       -----          ----

Balance at December 31, 1997              $   1          --        1,857           4          (957)
                                          =====       =====       ======       =====          ====



                                                                        Total
                                    Investment    Due to (from)        common
                                       in            related        stockholder's
                                       TCI           parties       equity (deficit)*
                                       ---           -------       ----------------
Balance at December 31, 1996         (1,143)            (256)             (61)

   Net loss                              --               --              (60)
   Accreted dividends on redeemable
     preferred stock                     --               --              (10)
   Change in unrealized holding
     gains for available-for-sale
     securities, net of taxes            --               --                4
   Transfer of assets from TCI
     Communications, Inc. to TCI
     (note 12)                           --                5             (362)
   Change in due to (from) related
     parties                             --             (312)            (312)
                                   --------       ----------      -----------

Balance at December 31, 1997         (1,143)            (563)            (801)
                                   ========       ==========      ===========

---------------------
*  Restated - see note 13.

See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)



                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                               1997         1996*        1995*
                                                                              -------       -------      ------
                                                                                     amounts in millions
                                                                                        (see note 3)
Cash flows from operating activities:
    Net loss                                                                  $   (60)        (438)        (132)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                           1,393        1,453        1,223
        Stock compensation                                                        114          (12)          17
        Payments of obligation relating to stock compensation                     (13)          (2)          (4)
        Restructuring charges                                                    --             36         --
        Payments of restructuring charges                                         (24)          (8)        --
        Share of losses of affiliates, net                                         54          218           63
        Loss on early extinguishment of debt                                       39           71            6
        Minority interests in (losses) earnings of consolidated
           subsidiaries, net                                                      157           72          (11)
        Loss (gain) on disposition and exchange of assets, net                     13          (47)          (9)
        Gain on sale of stock by equity investee                                 --            (12)        --
        Intercompany tax allocation                                               160           12           (1)
        Deferred income tax benefit                                              (219)        (150)         (64)
        Other noncash charges (credits)                                             4           (7)         (15)
        Changes in operating assets and liabilities, net of the effect of acquisitions:
              Change in receivables                                               (23)         (66)         (52)
              Change in accrued interest                                          (20)          41           42
              Change in other accruals and payables                                89           98          199
                                                                              -------      -------      -------

                Net cash provided by operating activities                       1,664        1,259        1,262
                                                                              -------      -------      -------

Cash flows from investing activities:
    Capital expended for property and equipment                                  (571)      (1,930)      (1,665)
    Cash paid for acquisitions                                                   (158)        (487)        (270)
    Cash received in exchanges                                                     18           66           11
    Proceeds from disposition of assets                                           339          174           49
    Additional investments in and loans to affiliates and others                  (34)        (609)        (766)
    Repayment of loans to affiliates and others                                    16          625            7
    Other investing activities                                                    (12)         (45)         (79)
                                                                              -------      -------      -------

                Net cash used in investing activities                            (402)      (2,206)      (2,713)
                                                                              -------      -------      -------

Cash flows from financing activities:
    Borrowings of debt                                                        $ 1,716        7,348        7,719
    Repayments of debt                                                         (2,553)      (7,039)      (6,020)
    Prepayment penalties                                                          (33)         (60)        --
    Proceeds from issuance of redeemable preferred stock                         --            223         --
    Proceeds from issuance of Trust Preferred Securities                          490          971         --
    Net change in due to (from) related parties                                  (561)        (403)        (248)
    Payment of dividends on subsidiary preferred stock and Trust
      Preferred Securities                                                       (169)         (86)          (6)
    Cash distribution to TCI                                                     (106)        --           --
    Payment of redeemable preferred stock dividends                               (10)          (7)        --
                                                                              -------      -------      -------

                Net cash provided (used) by financing activities               (1,226)         947        1,445
                                                                              -------      -------      -------

                Net increase (decrease) in cash and cash equivalents
                                                                                   36         --             (6)

                Cash and cash equivalents at beginning of year                   --           --              6
                                                                              -------      -------      -------

                Cash and cash equivalents at end of year                      $    36         --           --
                                                                              =======      =======      =======

*  Restated - see note 13.

See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of TCIC and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. TCI owns 100% of the common stock of TCIC.

         TCIC, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership and operation of cable television systems. TCIC operates its cable television systems throughout the United States.

         TCI common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock ("TCI Group Series A Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock ("TCI Group Series B Stock" and, together with the TCI Group Series A Stock, "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock ("Liberty Group Series A Stock"), Tele-Communications, Inc. Series B Liberty Media Group Common Stock ("Liberty Group Series B Stock" and, together with the Liberty Group Series A Stock, the "Liberty Group Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock ("TCI Ventures Group Series B Stock" and, together with the TCI Ventures Group Series A Stock, the "TCI Ventures Group Stock").

         The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's assets which produce and distribute programming services. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. TCIC is attributed to TCI Group.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         The TCI Ventures Group Stock was issued in August 1997 pursuant to TCI's offers (the "Exchange Offers") to exchange shares of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock for up to 188,661,300 shares of TCI Group Series A Stock and up to 16,266,400 shares of TCI Group Series B Stock, respectively. The exchange ratio for the Exchange Offers was two shares (as adjusted for a stock dividend) of the applicable series of TCI Ventures Group Stock for each share of the corresponding series of TCI Group Stock properly tendered, up to the indicated maximum numbers. Upon the September 10, 1997 consummation of the Exchange Offers, 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of TCI Group Series B Stock were exchanged for 377,322,600 shares of TCI Ventures Group Series A Stock and 32,532,800 shares of TCI Ventures Group Series B Stock, respectively (as adjusted for a stock dividend) (the "TCI Ventures Exchange").

 (2)     Summary of Significant Accounting Policies

         Cash Equivalents

         Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1997 and 1996 was not material.

         Investments

         All marketable equity securities held by TCIC are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of taxes as a separate component of stockholder's deficit. Realized gains and losses are determined on a specific-identification basis.

         Other investments in which the ownership interest is less than 20% and are not considered marketable securities are generally carried at cost. For those investments in affiliates in which TCIC's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize TCIC's share of the net earnings or losses of the affiliates as they occur rather than as dividends or as other distributions are received, limited to the extent of TCIC's investment in, advances to and commitments for the investee. TCIC's share of net earnings or losses of affiliates includes the amortization of the difference between TCIC's investment and its share of the net assets of the investee. Recognition of gains on sales of properties to affiliates accounted for under the equity method is deferred in proportion to TCIC's ownership interest in such affiliates.

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

         Property and Equipment

         Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. During 1997, 1996 and 1995, interest capitalized was not material.

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

         Franchise Costs

         Franchise costs include the difference between the cost of acquiring cable television systems and amounts allocated to their tangible assets. Such amounts are generally amortized on a straight-line basis over 40 years. Costs incurred by TCIC in negotiating and renewing franchise agreements are amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

         Impairment of Long-Lived Assets

         TCIC periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

                                                                    (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements



         Derivative Financial Instruments

         TCIC has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from its financial liabilities. Such Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments or the remaining term of such related debt, whichever is shorter. TCIC does not use such instruments for trading purposes.

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

         Included in minority interests in equity of consolidated subsidiaries is $676 million in both 1997 and 1996, of preferred stocks (and accumulated dividends thereon) of certain subsidiaries. The current dividend requirements on these preferred stocks aggregate $37 million per annum and such dividend requirements are reflected as minority interests in the accompanying consolidated statements of operations.

         Investment in TCI

         TCIC owns an aggregate of 189,867 shares of TCI Convertible Redeemable Participating Preferred Stock, Series F ("Series F Preferred Stock"). Each share of Series F Preferred Stock is convertible into 1,496.65 shares of TCI Group Series A Stock. In addition, TCIC owns 116,853,195 shares of TCI Group Series A Stock. Such ownership of Series F Preferred Stock and TCI Group Series A Stock is reflected as investment in TCI in the accompanying consolidated balance sheets, at cost.

         Revenue Recognition

         Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

                                                                   (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by SFAS 123, the Company continues to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). See note 10.

         Reorganization

         During the fourth quarter of 1994 and the first quarter of 1995, certain assets of TCIC were transferred at historical cost to another operating unit of TCI (the "Reorganization").

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

         Reclassifications

         Certain amounts have been reclassified for comparability with the 1997 presentation.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $1,084 million, $1,000 million and $920 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $20 million, $8 million and $8 million in 1997, 1996 and 1995, respectively.
                                                                    (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements






         Significant noncash investing and financing activities are reflected in the following table. See also note 6 for the impact of the spin-off of TCI Satellite Entertainment, Inc.

                                                               Years ended December 31,
                                                            -------------------------------
                                                             1997         1996        1995
                                                            -------       -----       -----
                                                                   amounts in millions
Cash paid for acquisitions:
    Fair value of assets acquired                          $  (213)      (4,574)      (2,990)
    Liabilities assumed, net of current
      assets                                                    52        1,419          250
    Deferred tax liability recorded in
      acquisitions                                               6        1,354          913
    Minority interests in equity of
      acquired entities                                         (3)         (16)         (48)
    Preferred stock of subsidiary issued in
       acquisition                                              --          626           --
    Common stock of TCI issued in acquisition
       contributed to TCIC                                      --          564          234
    Change in due from related parties resulting from
       common stock of TCI issued in acquisition                --           --        1,371
    Change in due from related parties resulting from
       TCI contributing subsidiaries to TCIC                    --          140           --
                                                           -------      -------      -------

         Cash paid for acquisitions                        $  (158)        (487)        (270)
                                                           =======      =======      =======

Cash received in exchanges:
    Aggregate cost basis of assets acquired                $  (392)        (709)         (10)
    Historical cost of assets exchanged                        399          754           13
    Gain recorded on exchange of assets                         11           21            8
                                                           -------      -------      -------

         Cash received in exchanges                        $    18           66           11
                                                           =======      =======      =======

Transfer of net assets:
    Historical cost of assets transferred to (from)
       TCI                                                 $   290        1,128           97
    Liabilities assumed, net of current assets                  --            5           (1)
    Deferred tax asset (liability)  transferred to TCI         (21)           5           (8)
    Decrease in additional paid-in capital resulting
       from transfer of net assets to TCI                     (261)      (1,138)          --
    Investment in TCI                                           --           --           (4)
    Decrease in due from related parties resulting
       from transfer of net assets to TCI                       (8)          --          (84)
                                                           -------      -------      -------
                                                                --           --           --
                                                           =======      =======      =======

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(4)      Investments in Affiliates

         TCIC's investments in affiliates are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. The most significant of such cable television limited partnerships is InterMedia Capital Partners IV, L.P. ("InterMedia IV"). In July 1996, the Company completed a series of transactions that resulted in the transfer of all or part of the Company's ownership interests in certain cable television systems to InterMedia IV in exchange for a 49% limited partnership interest in InterMedia IV and assumed debt of approximately $120 million. Simultaneously, the Company received a cable television system and cash from InterMedia IV in exchange for a cable television system that had been recently acquired by the Company. The Company recognized no gain or loss in connection with the above-described transactions. The $225 million excess of the Company's investment in InterMedia IV over the Company's share of the partners' capital of InterMedia IV is being amortized over an estimated useful life of 20 years. Including such amortization, the Company's share of InterMedia IV's losses was $46 million and $16 during the years ended December 31, 1997 and 1996, respectively. Summarized unaudited combined financial information for affiliates accounted for under the equity method is as follows:

                                      December 31,
                                   -------------------
                                     1997       1996
                                   -------     -------
Combined Financial Position        amounts in millions
----------------------------
Property and equipment, net         $  522        428
Franchise costs, net                   721        878
Other assets, net                      178        172
                                    ------     ------

   Total assets                     $1,421      1,478
                                    ======     ======

Debt                                $1,154      1,117
Other liabilities                       97        294
Owners' equity                         170         67
                                    ------     ------

   Total liabilities and equity     $1,421      1,478
                                    ======     ======

                                                                 (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements





                                    Years ended December 31,
                                  ------------------------------
                                   1997        1996        1995
                                  ------       -----       -----
Combined Operations                     amounts in millions
-------------------
Revenue                           $  401       1,033         626
Operating expenses                  (230)     (1,230)       (604)
Depreciation and amortization       (172)       (378)       (143)
                                  ------      ------      ------

   Operating loss                     (1)       (575)       (121)

Interest expense                     (86)       (159)        (63)
Other, net                            58         (20)        (14)
                                  ------      ------      ------

   Net loss                       $  (29)       (754)       (198)
                                  ======      ======      ======

         Effective December 31, 1996, TCIC transferred its 30% ownership interest in Sprint Spectrum Holding Company, L.P., 31.1% ownership interest in Teleport Communications Group Inc. ("TCG") and certain other investments to TCI. Collectively, the carrying value of such investments was $1,116 million at the date of transfer and accounted for $215 million of TCIC's share of its affiliates' losses in 1996.

         TCG, a competitive local exchange carrier, conducted an initial public offering (the "TCG IPO") on July 2, 1996 in which it sold 27,025,000 shares of Class A common stock at $16.00 per share to the public for aggregate net proceeds of approximately $410 million. As a result of the TCG IPO, TCIC's ownership interest in TCG was reduced from approximately 35% to approximately 31%. Accordingly, TCIC recognized a gain amounting to $12 million (before deducting deferred income tax expense of approximately $5 million) during the year ended December 31, 1996.

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


                                                                    (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(5)      Acquisitions

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to Cablevision Systems Corporation ("CSC") certain of its cable television systems serving approximately 830,000 basic customers in exchange for approximately 12.2 million newly issued CSC Class A shares. Such shares represent an approximate 33% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed approximately $669 million of TCI's debt. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 basic customers in exchange for approximately 7.0 million shares or 19% of CSC's newly issued Class A shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A shares and for CSC to (i) acquire cable systems serving approximately 250,000 basic customers in Connecticut and (ii) assume $110 million of the Company's debt. The ability of the Company to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. In light of TCI's overall ownership interest in CSC of approximately 33%, TCIC will account for its approximate 19% ownership interest in CSC under the equity method.

         Including the above-described CSC transactions and another transaction that closed in February 1998, TCIC, as of February 28, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.4 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in aggregate estimated reductions (based on 1997 amounts) to TCIC's debt, annual revenue and annual operating income before depreciation, amortization, stock compensation and non-cash charges of approximately $4.0 billion, $1.5 billion and $700 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

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

         Prior to the consummation of the Viacom Acquisition, Viacom offered to the holders of shares of Viacom Class A Common Stock and Viacom Class B Common Stock (collectively, "Viacom Common Stock") the opportunity to exchange (the "Viacom Exchange Offer") a portion of their shares of Viacom Common Stock for shares of Class A Common Stock, par value $100 per share, of Cable Sub ("Cable Sub Class A Stock"). Immediately following the completion of the Viacom Exchange Offer, TCIC acquired from Cable Sub shares of Cable Sub Class B Common Stock (the "Share Issuance") for $350 million (which was used to reduce Cable Sub's obligations under the Loan Facility). At the time of the Share Issuance, the Cable Sub Class A Stock received by Viacom stockholders pursuant to the Viacom Exchange Offer automatically converted into 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of Cable Sub with a stated value of $100 per share. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock. The Exchangeable Preferred Stock is included in "Minority interests in equity of consolidated subsidiaries" in the accompanying consolidated balance sheets. Upon completion of the Viacom Acquisition, Cable Sub was renamed TCI Pacific Communications, Inc. ("TCI Pacific").

         The Viacom Acquisition has been accounted for by the purchase method. Accordingly, the results of operations of TCI Pacific have been consolidated with those of TCIC since the date of the acquisition, and TCIC recorded TCI Pacific's assets and liabilities at fair value. On a pro forma basis, TCIC's revenue and net loss would have been increased by $280 million and $55 million, respectively, for the year ended December 31, 1996 if TCI Pacific had been consolidated with the Company since January 1, 1996.

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

Summarized financial information of Satellite as of December 4, 1996 and from January 1, 1996 through December 4, 1996 is as follows (amounts in millions):


Financial Position
------------------
   Cash, receivables and other assets                          $   104
   Investment in Primestar                                          32
   Property and equipment, net                                   1,111
                                                               -------
                                                               $ 1,247
                                                               =======

   Accounts payable and accrued liabilities                    $    60
   Due to Primestar                                                458
   Due to TCI                                                      324
   Equity                                                          405
                                                               -------
                                                               $ 1,247
                                                               =======
Operations
-----------
   Revenue                                                     $   377
   Operating expenses                                             (373)
   Depreciation                                                   (166)
                                                               -------
     Loss before income tax benefit                               (162)

   Income tax benefit                                               53
                                                               -------

     Net loss                                                  $  (109)
                                                               =======


                                                                 (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements



(7)      Debt

         Debt is summarized as follows:

                                  Weighted average             December 31,
                                 interest rate at        ----------------------
                                 December 31, 1997          1997           1996
                                 ------------------       -------          -----
                                                           amounts in millions
 Parent company debt:
    Notes payable (a)                   8.0%              $ 7,949          8,031
    Commercial paper                    6.3%                  533            638
                                                          -------        -------
                                                            8,482          8,669

Debt of subsidiaries:
    Bank credit facilities (b)          6.9%                4,268          4,810
    Notes payable (a)                   9.7%                  723            768
    Convertible notes (c)               9.5%                   40             43
    Other debt, at varying rates                               15             28
                                                          -------        -------

                                                          $13,528         14,318
                                                          =======        =======


         (a) During the year ended December 31, 1997, TCIC purchased in the open market certain notes payable which had an aggregate principal balance of $409 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCIC recognized a loss on early extinguishment of debt of $39 million. Such loss related to prepayment penalties amounting to $33 million and the retirement of deferred loan costs.

                  During the year ended December 31, 1996, TCIC purchased in the open market certain notes payable which had an aggregate principle balance of $904 million and fixed interest rates ranging from 7.88% to 10.44% (the "1996 Purchases"). In connection with the 1996 Purchases, TCIC recognized a loss on early extinguishment of debt of $62 million. Such loss related to prepayment penalties amounting to $60 million and the retirement of deferred loan costs.

         (b) At December 31, 1997, TCIC had approximately $1.4 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         (c) These convertible notes, which are stated net of unamortized discount of $166 million and $178 million at December 31, 1997 and 1996, respectively, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. During the year ended December 31, 1997, certain of these notes were converted, pursuant to their existing terms, into 2,533,116 shares of TCI Group Series A Stock, 1,448,341 shares of Liberty Group Series A Stock, 63,432 shares of TCI Ventures Group Series A Stock and 256,484 shares of Series A Common Stock, $1.00 par value per share, of Satellite ("Satellite Series A Common Stock"). At December 31, 1997, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,889 shares (as adjusted for a stock dividend) of Liberty Group Series A Stock, 20,711,364 shares (as adjusted for a stock dividend) of TCI Ventures Group Series A Stock and 3,451,897 shares of Satellite Series A Common Stock.

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

         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. At December 31, 1997, the fair value of TCIC's debt was $14,365 million, as compared to a carrying value of $13,528 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC has entered into various Interest Rate Swaps pursuant to which it (i) paid fixed interest rates and received variable interest rates through December 1997 (the "Fixed Rate Agreements") and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at December 31, 1997 (the "Variable Rate Agreements"). During the years ended December 31, 1997, 1996 and 1995, TCIC's net payments pursuant to the Fixed Rate Agreements were $7 million, $14 million and $13 million, respectively; and TCIC's net receipts (payments) pursuant to the Variable Rate Agreements were (less than $1 million), $15 million and (less than $1 million), respectively. At December 31, 1997, all of TCIC's Fixed Rate Agreements had expired.

         During the year ended December 31, 1996, TCIC terminated certain Variable Rate Agreements with an aggregate notional amount of $700 million. The Company received $16 million upon such terminations. The Company will amortize such termination settlement over the remainder of the original terms of such Variable Rate Agreements.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Information concerning TCIC's Variable Rate Agreements at December 31, 1997 is as follows (dollar amounts in millions):

                                                             Amount to
                                                              be paid
  Expiration       Interest rate        Notional          (received) upon
     date          to be received        amount           termination (a)
  ----------       --------------       --------          ---------------
September 1998          4.8%-5.4%       $  450                $    4
April 1999                7.4%              50                    (1)
September 1999            6.4%             350                    (1)
February 2000           5.8%-6.6%          300                    (2)
March 2000              5.8%-6.0%          675                     1
September 2000            5.1%              75                     2
March 2027                9.7%             300                   (15)
December 2036             9.7%             200                    (6)
                                        ------                ------

                                        $2,400                $  (18)
                                        ======                ======

------------------

         (a) The estimated amount that TCIC would pay or receive to terminate the agreements at December 31, 1997, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, TCIC entered into an Interest Rate Swap in September 1997 pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at December 31, 1997) and receives a variable rate based on the Constant Maturity Treasury Index (6.4% at December 31, 1997) on a notional amount of $400 million through September 2000. During the year ended December 31, 1997, TCIC's net receipts pursuant to such agreement aggregated less than $1 million. At December 31, 1997, TCIC would be required to pay an estimated $3 million to terminate such Interest Rate Swap.

         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCIC does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of December 31, 1997.

         TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Annual maturities of debt for each of the next five years are as follows (amounts in millions):

                               Parent                Total
                               ------                -----
1998                        $     767*           $      912*
1999                              783                   941
2000                              834                 1,098
2001                              357                 1,164
2002                              382                 1,081


         * Includes $533 million of commercial paper.

(8)      Redeemable Preferred Stock

         In January 1996, TCIC issued 4,600,000 shares of a series of TCIC preferred stock designated Cumulative Exchangeable Preferred Stock, Series A, ("Series A Preferred Stock") with a stated value of $50 per share in a public offering for net cash proceeds of $223 million.

         Dividends accrue cumulatively and are payable quarterly in arrears on each January 15, April 15, July 15 and October 15 or, if any such date is not a business day, on the next succeeding business day, at the rate per annum of 4.25% of the stated value per share when, as and if declared by the Board of Directors of TCIC (the "Board"). The Company may elect to make dividend payments (i) in cash, (ii) by delivery of TCI Group Series A Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board in its sole discretion.

         Each of the 4,600,000 shares of Series A Preferred Stock is exchangeable, commencing January 15, 2001, at the option of the holder (unless previously redeemed), in whole or in part, for 2.119 shares of TCI Group Series A Stock, subject to adjustment in certain events. The value of the shares of TCI Group Series A Stock received upon any exchange will vary depending upon the market price of the TCI Group Series A Stock at the time of such exchange.

         The Series A Preferred Stock is not redeemable prior to January 15, 2001. At any time and from time to time on or after that date, the Company may redeem any or all of the outstanding shares of Series A Preferred Stock, initially at a redemption price of $50.94 per share, and thereafter at prices declining ratably on each January 15 to $50 per share on and after January 15, 2005, plus accrued and unpaid dividends to the date of redemption. The Company may elect to make any optional redemption payment (i) in cash, (ii) by delivery of TCI Group Series A Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board in its sole discretion.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The Series A Preferred Stock is subject to mandatory redemption by the Company on January 15, 2006, at a redemption price of $50 per share, plus accrued and unpaid dividends to the date of redemption. The Company may elect to make any mandatory redemption payment (i) in cash,
         (ii) by delivery of TCI Group Series A Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board in its sole discretion.

         The Company may elect to make dividend payments, redemption payments (optional or mandatory) or payments on any dissolution, liquidation or winding up of the Company to holders of Series A Preferred Stock (i) in cash, (ii) by delivery of TCI Group Series A Stock or (iii) by any combination of the foregoing forms of consideration elected by the Board in its sole discretion. If the Company elects to make any such payment, in whole or in part, through the delivery of shares of TCI Group Series A Stock (the portion paid through the delivery of shares being referred to herein as the "Stock Portion"), each holder will receive a number of shares of TCI Group Series A Stock determined by dividing the dollar amount of such Stock Portion by the Cash Equivalent Amount. Any portion of a dividend, redemption or liquidation payment that is not paid through the delivery of shares of TCI Group Series A Stock will be paid in cash. The "Cash Equivalent Amount" means an amount equal to 95% of the Average Market Price of a share of TCI Group Series A Stock. The "Average Market Price" is defined as the average of the closing sale prices for a share of TCI Group Series A Stock on the Nasdaq National Market Tier of the Nasdaq Stock Market for the 10 consecutive trading days ending on the third trading day prior to (i) in the case of dividends, the relevant record date and (ii) in the case of a redemption or the dissolution, liquidation or winding up of the Company, the date of the redemption or liquidation payment. The market price of the TCI Group Series A Stock may vary between the date of determination of the Cash Equivalent Amount and the subsequent delivery of shares.

         If the Company elects to make a dividend, redemption or liquidation payment with shares of TCI Group Series A Stock, the number of such shares that a holder of Series A Preferred Stock will receive in connection with such dividend, redemption of liquidation payment will vary depending on the Average Market Price of the TCI Group Series A Stock at the time of the record date for such dividend or at the time of such redemption or liquidation payment, as the case may be.

         In the case of a dividend or redemption payment that is made through delivery of shares of TCI Group Series A Stock, if the market value of such shares on the dividend payment date or the redemption date is more than 5% lower than the Average Market Price upon which the Cash Equivalent Amount is determined and the holder sells such shares of TCI Group Series A Stock at such lower price, (x) in the case of such dividend, the holder's actual dividend yield for the dividend period in respect of which such dividend was paid would be lower than the stated dividend yield on the Series A Preferred Stock and (y) in the case of such redemption, the actual sales proceeds received by such holder would be lower than the stated redemption price for the Series A Preferred Stock. In addition, in connection with any such sale the holder is likely to incur commissions and other transaction costs.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The Series A Preferred Stock and the Company's common stock will vote as a single class in any general election of directors of the Company. The Series A Preferred Stock will have 2.6% of the combined voting power of all outstanding classes of capital stock of the Company entitled to vote in any general election of directors of the Company. If at any time accrued dividends on the Series A Preferred Stock are in arrears and unpaid for six or more quarterly dividend periods (whether or not consecutive), holders of the Series A Preferred Stock will have the right to elect two additional directors to the Board, voting as a separate class with the holders of any Parity Stock (as defined herein) upon which like voting rights have been conferred and are vested, until such dividend arrearage is eliminated. The holders of Series A Preferred Stock will have no other voting rights, except that the affirmative vote of at least 66 2/3% of the Series A Preferred Stock (voting separately as a class) will be required before (i) the Company may amend, alter or repeal any provision of the Company's Restated Certificate of Incorporation which would adversely affect the powers, preferences or rights of the holders of the shares of Series A Preferred Stock, (ii) the Company or the Board may authorize the creation of or issue any class or series of preferred stock of the Company (the "Preferred Stock") that ranks senior to the Series A Preferred Stock as to dividend payments, payments on redemption or payments of amounts distributable upon the dissolution, liquidation or winding up of the Company ("Senior Stock") or (iii) the Company may effect a reclassification of the Series A Preferred Stock, in each case subject to certain exceptions. However, the Company may create additional classes and series of Preferred Stock, ranking on parity with the Series A Preferred Stock as to dividend payments, payments on redemption or payments of amounts distributable upon the dissolution, liquidation or winding up of the Company ("Parity Stock") and additional classes and series of junior stock, increase the number of authorized shares of Preferred Stock (other than Series A Preferred Stock) or decrease (but not below the number of authorized shares then outstanding) the number of authorized shares of Preferred Stock (other than Series A Preferred Stock) without the consent of any holder of Series A Preferred Stock.

(9) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company


         The Company, through certain subsidiary trusts, (the "Trusts"), had preferred securities outstanding at December 31, 1997 as follows:

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

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust Preferred Securities aggregated $132 million and $71 million for the years ended December 31, 1997 and 1996, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(10)     Common Stockholder's Deficit

         Holders of the Class A common stock have 100 votes per share and holders of the Class B common stock have 1,000 votes per share. Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. At December 31, 1997 all of the common stock of TCIC is owned by TCI.

         Employee Benefit Plans

         TCI has several employee stock purchase plans to provide employees an opportunity to create a retirement fund, including ownership interests in TCI. The primary employee stock purchase plan provides for employees to contribute up to 10% of their compensation to a trust for investment in several diversified investment choices, including investment in TCI common stock. TCI, by annual resolution of its Board of Directors, generally contributes up to 100% of the amount contributed by employees. Such TCI contribution is invested in TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. Certain of TCIC's subsidiaries have their own employee benefit plans. Contributions to all plans aggregated $36 million, $34 million and $27 million for 1997, 1996 and 1995, respectively.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Stock Options and Stock Appreciation Rights

         Certain officers and other key employees of TCIC hold options with tandem stock appreciation rights ("SARs") to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of compensation relating to SARs granted to such employees of TCIC have been recorded in the accompanying consolidated financial statements pursuant to APB Opinion No. 25. Such estimates are subject to future adjustment based upon vesting of the related stock options and SARs and the market value of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock (see note 1) and, ultimately, on the final determination of market value when the rights are exercised. Had TCIC accounted for its stock based compensation pursuant to the fair value based accounting method in SFAS 123, the amount of compensation would not have been different from what has been reflected in the accompanying consolidated financial statements.

         The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase Class A common stock, TCI Group Series A Stock, Liberty Group Series A Stock (as adjusted for a stock dividend) and TCI Ventures Group Series A Stock (as adjusted for a stock dividend) granted to certain officers and other key employees of the Company.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                    TCI                                                                            TCI
                                  Class A                                                                        Ventures
                                  common                   TCI Group                 Liberty Group                 Group
                                  stock         WAEP     Series A Stock    WAEP      Series A Stock    WAEP    Series A Stock  WAEP
                               -----------     --------  --------------  ----------  --------------  --------- -------------- ------
Outstanding at
   January 1, 1995               4,464,228       18.14            --                          --                          --
      Converted from
        Class A options         (4,444,514)      18.16     4,444,514    $    13.58            --                          --
      Adjustment for
        Liberty
        Distribution                    --                        --                   2,486,267     $   8.07             --
      Granted                           --                 3,142,000         17.00            --           --             --
      Exercised                     (9,714)      10.30      (414,764)        12.40      (207,006)        7.35             --
      Canceled                     (10,000)      17.25       (90,500)        13.07       (50,904)        7.77             --
                               -----------                ----------                  ----------                ------------
Outstanding at
   December 31, 1995                    --                 7,081,250         15.17     2,228,357         8.15             --
      Exercised                         --                  (141,300)        12.78       (95,033)        7.97             --
      Canceled                          --                  (118,200)        15.17       (37,800)        8.31             --
                               -----------                ----------                  ----------                ------------

Outstanding at
   December 31, 1996                    --                 6,821,750         13.09     2,095,524         8.15             --

      Adjustment for TCI
        Ventures
        Exchange                        --                (3,233,895)        14.52            --                   6,467,790    7.26
      Adjustment for
        transfer of
        employees                       --                (2,197,000)        13.34      (579,375)        8.13             --
      Granted                           --                 6,523,000         15.51       125,001        16.75             --
      Exercised                         --                  (723,890)        12.24      (278,815)        8.11       (194,040)   5.84
      Canceled                          --                   (47,200)        14.37       (15,975)        9.78             --
                               -----------                ----------                  ----------                ------------

Outstanding at
   December 31, 1997                    --                 7,142,765         14.66     1,346,360         8.95      6,273,750    7.31
                                                          ==========                  ==========                ============

Exercisable at
   December 31, 1997                    --                 1,630,433         12.34     1,025,624         7.83      1,499,022    6.16
                               ===========                ==========                  ==========                ============
    Vesting Period                                            5  yrs                       5 yrs                       5 yrs
                                                          ==========                  ==========                ============

                                                                  (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         On December 13, 1995, TCI awarded 205,000 restricted shares of TCI Group Series A Stock to persons who at the time were officers and key employees of the Company. Based on the terms at the date of grant, such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Such restricted shares had a fair value of $20.625 on the date of grant.

(11)     Income Taxes

         TCI files a consolidated federal income tax return with all of its 80% or more owned subsidiaries. Consolidated subsidiaries in which TCI owns less than 80% each file a separate income tax return. Income tax expense for TCIC is based on those items in the consolidated calculation applicable to TCIC. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in due from related parties included as a component of common stockholder's deficit.

         A tax sharing agreement (as amended, the "Old Tax Sharing Agreement") among TCI, the Company and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, the Company was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to the Company to the extent that the income tax attributes generated by the Company and its subsidiaries were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and the Company. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997. In connection with the implementation of the Old Tax Sharing Agreement, TCIC recorded an increase to its deferred income tax liability and an increase to due from related parties of $76 million in 1995.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Effective October 1, 1997 (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by TCI Group, Liberty Media Group and TCI Ventures Group (each a "Group"). The Company and its subsidiaries are members of the TCI group for purposes of the New Tax Sharing Agreement. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the unutilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

         Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and located pursuant to the terms of the Old Tax Sharing Agreement, as amended.

         TCIC's intercompany tax allocation was calculated in accordance with
         (i) a tax sharing arrangement from January 1, 1995 through June 30, 1995, (ii) the Old Tax Sharing Agreement from July 1, 1995 through September 30, 1997 and (iii) the New Tax Sharing Agreement from October 1, 1997 through December 31, 1997.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

Income tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 consists of:

                                  Current  Deferred    Total
                                      amounts in millions
Year ended December 31, 1997:
    Intercompany allocation       $(160)        --      (160)
    Federal                          --        182       182
    State and local                 (20)        37        17
                                  -----      -----     -----

                                  $(180)       219        39
                                  =====      =====     =====
Year ended December 31, 1996:
    Intercompany allocation       $ (12)        --       (12)
    Federal                          --        128       128
    State and local                  (8)        22        14
                                  -----      -----     -----

                                  $ (20)       150       130
                                  =====      =====     =====
Year ended December 31, 1995:
    Intercompany allocation       $   1         --         1
    Federal                          --         54        54
    State and local                  (8)        10         2
                                  -----      -----     -----

                                  $  (7)        64        57
                                  =====      =====     =====


Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                                           Years ended
                                                           December 31,
                                                   --------------------------------
                                                    1997       1996       1995
                                                   -----      -----      -----
                                                        amounts in millions
Computed "expected" tax benefit                    $  35        199         66
Amortization not deductible for tax purposes         (14)       (17)       (18)
Minority interest of consolidated subsidiaries        13          1          4
State and local income taxes, net of federal
     income tax benefit                               11          6          3
Valuation allowance for net operating loss
     carryforward                                     --         --         (6)
Gain recognized for tax purposes on sale of
     investments                                      --        (61)        --
Other                                                 (6)         2          8
                                                   -----      -----      -----

                                                   $  39        130         57
                                                   =====      =====      =====


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                         December 31,
                                                                     --------------------
                                                                      1997          1996
                                                                     -------      -------
                                                                     amounts in millions
Deferred tax assets:
    Net operating loss carryforwards                                 $   522          509
       Less - valuation allowance                                        (88)         (88)
    Investment tax credit carryforwards                                  115          116
       Less - valuation allowance                                        (41)         (41)
    Investments in affiliates, due principally to losses of
       affiliates recognized for financial statement purposes in
       excess of losses recognized for income tax purposes                45          199
    Future deductible amounts principally due to
       non-deductible accruals                                           111           25
    Future deductible amount attributable to accrued stock
       appreciation rights and deferred compensation                      40           --
    Other                                                                  8            9
                                                                     -------      -------

          Net deferred tax assets                                        712          729
                                                                     -------      -------

Deferred tax liabilities:
    Property and equipment, principally due to differences in
       depreciation                                                    1,219        1,163
    Franchise costs, principally due to differences in
       amortization                                                    4,259        4,491
    Investment in affiliates, due principally to undistributed
       earnings of affiliates                                            321          335
    Leases capitalized for tax purposes                                   --           73
    Other                                                                128           76
                                                                     -------      -------
          Total gross deferred tax liabilities                         5,927        6,138
                                                                     -------      -------

          Net deferred tax liability                                 $ 5,215        5,409
                                                                     =======      =======

         The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $129 million.

         The tax attributes disclosed above are those determined pursuant to the New Tax Sharing Agreement.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         At December 31, 1997, TCIC had net operating loss carryforwards for income tax purposes aggregating approximately $1,130 million of which, if not utilized to reduce taxable income in future periods, $132 million expires in 2003, $115 million in 2004, $342 million in 2005, $230 million in 2006, $72 million in 2010, $104 million in 2011 and $115 million in 2012. Certain subsidiaries of TCIC had additional net operating loss carryforwards for income tax purposes aggregating approximately $236 million and these net operating losses are subject to certain rules limiting their usage. Pursuant to the Old and New Tax Sharing Agreement, the Company has already received benefit for approximately $49 million of the net operating loss carryforward disclosed above. TCI is responsible to the Company to the extent such amounts are utilized by TCI in future periods.

         At December 31, 1997, TCIC had remaining available investment tax credits of approximately $60 million which, if not utilized to offset future federal income taxes payable, expire at various dates through 2005. Certain subsidiaries of TCIC had additional investment tax credit carryforwards aggregating approximately $55 million and these investment tax credit carryforwards are subject to certain rules limiting their usage.

         At July 1, 1995, TCIC also had available alternative minimum tax credit carryforwards ("Alt Min Carryforwards") of $76 million. Pursuant to the Old Tax Sharing Agreement, for as long as TCIC is included in TCI's consolidated federal income tax return, any benefit attributable to the Alt Min Carryforwards will be reserved to TCI. Accordingly, TCIC's deferred tax liability at December 31, 1997 has not been reduced for such future deductible amounts. In the event that TCI's ownership of TCIC goes below 80% and TCIC is no longer included in TCI's consolidated federal income tax return, and TCIC subsequently realizes a benefit from the Alt Min Carryforwards, TCIC will be required to pay to TCI the amount of such realized benefit plus any associated interest thereon.

         Certain of the federal income tax returns of TCI and its subsidiaries which filed separate income tax returns are presently under examination by the Internal Revenue Service ("IRS") for the years 1993 through 1995 (the "IRS Examinations"). In the opinion of management, any additional tax liability, not previously provided for, resulting from the IRS Examinations, ultimately determined to be payable, should not have a material adverse effect on the consolidated financial position of TCIC.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(12)     Related Party Transactions

         At December 31, 1997, amounts due from related parties include (i) $222 million representing the net amount due from TCI and certain subsidiaries of TCI pursuant to promissory notes, including accrued interest, and (ii) $341 million representing the net amount due from TCI pursuant to a non-interest bearing intercompany account. The net intercompany interest income earned on the promissory notes aggregated $17 million, $12 million and $12 million during the years ended December 31, 1997, 1996 and 1995, respectively.

         Through June 30, 1997, TCI Starz, Inc. ("TCI Starz"), a subsidiary of TCI, had a 50.1% partnership interest in QE+Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service launched in 1994. Another subsidiary of TCI, Liberty Media Corporation ("Liberty") held the remaining 49.9% partnership interest. TCIC entered into an affiliation agreement (the "Old Affiliation Agreement") with QE+ related to the distribution of the STARZ! service. Rates per customer specified in the Old Affiliation Agreement were based upon customary rates charged to other cable system operators.

         In July and December 1997, Liberty and TCI Starz entered into a series of transactions pursuant to which, among other matters, the business of STARZ! and Encore Media Corporation ("Encore") were contributed to a newly formed limited liability company ("Encore Media Group"). Upon consummation of the transactions, Liberty owned 100% of Encore Media Group.

         In connection with the formation of Encore Media Group, the Old Affiliation Agreement was canceled, and the Company and a subsidiary of Encore Media Group entered into a new affiliation agreement (the "Encore Media Affiliation Agreement"). Pursuant to the Encore Media Affiliation Agreement, the Company will pay fixed monthly amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. The fixed annual amounts increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2002.

         Charges to TCIC for programming pursuant to the Old Affiliation Agreement, the Encore Media Affiliation Agreement and other related party programming agreements aggregated $168 million, $128 million and $104 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Pursuant to an agreement between TCI Music, Inc., a subsidiary of TCI ("TCI Music"), and TCI, certain subsidiaries of TCIC are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. In addition, TCIC purchases certain audio programming from TCI Music pursuant to a ten-year affiliation agreement. During the year ended December 31, 1997, the aggregate amount paid by TCIC to TCI Music pursuant to such arrangements was $13 million. Such amount is included in operating costs and expenses in the accompanying consolidated statements of operations.

         In connection with the TCI Ventures Exchange, TCI consummated a restructuring on October 1, 1997 that resulted in, among other things, the transfer of substantially all of the attributed assets of the TCI Ventures Group into TCI Ventures Group, LLC, a newly formed first tier subsidiary of TCI. In connection with such restructuring, certain assets of the Company, including (i) a wholly-owned subsidiary of the Company that owned cash, warrants and contingent royalties from the sale of certain internally developed software assets, and (ii) another wholly-owned subsidiary that provides analog and digital television services (including the digital compression of television and multimedia programming) were transferred to TCI Ventures Group, LLC in exchange for nominal consideration, and a $291 million distribution from the Company to TCI. The amount of such distribution represents the excess of the carrying value of the transferred assets over the nominal consideration received by TCIC.

         Through September 30, 1997, Liberty Media Group leased satellite transponder facilities from a subsidiary of TCIC. Such subsidiary was included in the assets transferred to TCI on October 1, 1997, as described above. Charges by TCIC for such arrangements for the nine month period ended September 30, 1997, and the years ended December 31, 1996 and 1995, aggregated $14 million, $8 million and $15 million, respectively.

         Effective January 2, 1997, TCIC transferred its business of providing long-distance transport of video, voice and data traffic and other telecommunications services to TCI. Such transfer has been recorded at carryover basis and is reflected as a $71 million net increase in common stockholder's deficit.

         DigiVentures, LLC ("DigiVentures"), a member of TCI Ventures Group, leases certain digital boxes under a capital lease. During 1997, such digital boxes were subleased to TCIC under an operating lease. TCIC recognized lease expense of $15 million during the year ending December 31, 1997 in connection with such lease. In January 1998, TCI Ventures Group's interest in DigiVentures was assigned to TCIC. In connection therewith, TCIC assumed DigiVentures' capital lease obligations totaling $176 million and paid $7 million in cash to TCI Ventures Group. Such transfer will be recorded at historical cost due to the related party nature of the transaction.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Home Shopping Network, Inc. ("HSN"), a former attributed subsidiary of Liberty Media Group, paid a commission to TCIC for merchandise sales to customers who are customers of TCIC's cable systems. Effective December 20, 1996, Liberty Media Group entered into a series of transactions whereby it decreased its ownership interest in HSN such that HSN is no longer included in the combined financial statements of Liberty Media Group. Aggregate commissions to TCIC were $7 million and $6 million for the years ended December 31, 1996 and 1995, respectively. Such amounts are recorded in revenue in the accompanying consolidated statements of operations.

(13)     Transactions with Officers and Directors

         On September 25, 1997, TCIC entered into an Asset Contribution Agreement with, among others, Fisher Communications Associates, L.L.C., which is controlled by a director of TCIC. On January 15, 1998, the cable television assets of the applicable cable systems of TCIC were contributed to Peak Cablevision, LLC ("Peak Cablevision") in exchange for a 66.7% partnership interest in Peak Cablevision. Additionally, cable television assets of Fisher Communications, L.L.C. were contributed in 1998 in exchange for a 33.3% interest in Peak Cablevision.

         On June 10, 1997 (the "IP Phase I Closing Date"), TCI issued 139,513 shares of TCI Group Series B Stock (the "IP I Shares") to the IP Series B Trust I ("Trust"). An executive officer who is also a director of TCIC is the trustee of the Trust. The IP I Shares were issued in connection with a partial closing under two Partnership Interest Purchase Agreements both dated as of June 10, 1997 (the "IP-I and IP-III Purchase Agreements"), pursuant to which TCIC acquired on the IP Phase I Closing Date (a) a 99.998% limited partnership interest in InterMedia Capital Management III, L.P., (b) a 75% limited partnership interest in InterMedia CM - LP, and (c) a 99.998% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP I Shares and cash and assumption of current liabilities in an aggregate amount of $6 million. As a result of such transactions, the Company adopted the equity method of accounting for its investment in InterMedia Partners, a California limited partnership, and restated its financial statements. Such restatement resulted in a $125 million decrease to its investment in InterMedia Partners, a $50 million decrease to its deferred tax liability and a $75 million increase to its accumulated deficit at December 31, 1996. In addition, such restatement resulted in a $14 million decrease and a $12 million increase to its net loss in 1996 and 1995, respectively.

         On August 5, 1997 (the "IP Phase II Closing Date") TCI issued 2,405,942 shares of TCI Group Series B Stock (the "IP II Shares") to the IP Series B Trust II ("Trust II"). An executive officer who is also a director of TCIC is the trustee of the Trust II. The IP II Shares were issued in connection with the closing under the Partnership Interest Purchase Agreement dated as of August 5, 1997, and a partial and final closing under the IP-I and IP-III Purchase Agreements, pursuant to which TCIC acquired on the IP Phase II Closing Date a 99.997% limited partnership interest in InterMedia Capital Management IV, L.P. and an additional .001% limited partnership interest in InterMedia Capital Management, L.P. in exchange for total consideration of the IP II Shares and cash and assumption of liabilities in an aggregate of $18 million. See note 4.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         In connection with the three Partnership Interest Purchase Agreements, a director of TCIC received a consulting fee in the amount of $400,000 in cash and 31,030 shares of TCI Group Series B Stock and the son of a director of TCIC received an advisory fee in the amount of 36,364 shares of TCI Group Series B Stock.

         On March 4, 1997, an executive officer and director of TCIC received an advance from a wholly-owned subsidiary of TCIC in the amount of $6 million. On March 5, 1997, such executive officer and director received a second advance from a wholly-owned subsidiary of TCIC in the amount of $6 million. The terms of the advances were memorialized by a promissory note. The interest rate on such loans is 1% over the one-month LIBOR rate compounded annually. Principal outstanding on the note is due March 31, 1999 and interest is payable annually on March 1 of each year. The loan is unsecured.

         On the date of the Satellite Spin-off, TCI granted options to two of its executive officers and a key employee of TCIC to acquire an aggregate of 1,660,190 shares of Satellite Series A Common Stock. The exercise price for each such option is equal to $8.86 per share. Such options vest 20% per annum beginning February 1, 1997 and expire on February 1, 2006.

         Effective January 31, 1996, a director of the Company purchased one-third of the Company's interest in two limited partnerships and obtained two ten-year options to purchase the Company's remaining partnership interests. The purchase price for the one-third partnership interests was 37.209 shares of WestMarc Communications, Inc. ("WestMarc", a wholly-owned subsidiary of the Company) Series C Cumulative Compounding Preferred Stock owned by such director, and the purchase price for the ten-year options was $100 for each option. All options were exercised during the first quarter of 1998. The aggregate exercise price of $3 million was satisfied with five non-interest bearing promissory notes that are due and payable to TCIC in 2008.

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


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(14)     Commitments and Contingencies

         On October 5, 1992, the United States Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, TCIC's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

         TCIC believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, TCIC's rates for Regulated Services are subject to review by the FCC, if a complaint is filed by a customer, or the appropriate franchise authority, if such authority has been certified by the FCC to regulate rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $186 million at December 31, 1997. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of December 31, 1997, the amount of such obligations or guarantees was approximately $120 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 12, TCIC has agreed to make fixed monthly payments through 2022 to the Liberty Media Group pursuant to the Encore Media Affiliation Agreement.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The Company is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, the Company is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         During the third quarter of 1997, TCIC committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated to make minimum revenue and license fee payments to TCI Music aggregating approximately $445 million through 2017. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCIC leases business offices, has entered into converter lease agreements, pole rental agreements, transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $171 million, $147 million and $112 million in 1997, 1996 and 1995, respectively.

         Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in millions):

                  Years ending
                  December 31,
                  ------------
                      1998                  $        92
                      1999                           73
                      2000                           62
                      2001                           50
                      2002                           41
                      Thereafter                    209

         It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1998.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Effective as of December 16, 1997, the NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices over the next three years at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

         During 1997, TCIC began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCIC's products. Additionally, TCIC has initiated formal communications with its significant suppliers and affiliated companies to determine the readiness of third parties and the impact on TCIC if those third parties fail to remediate their own year 2000 issues.

         Over the past three years, TCIC began an effort to convert a substantial portion of its financial applications to commercial products which are anticipated to be year 2000 ready, or to outsource portions of financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, TCIC is in the process of finalizing its assessment of the impact of year 2000. TCIC is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, TCIC has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. TCIC expects that it will have to modify or replace certain portions of its cable distribution plant, although TCIC has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of TCIC's manual assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. TCIC's assessment of the impact of the year 2000 date change should be complete by mid-1998.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Management of TCIC has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCIC's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCIC's year 2000 readiness will not have an adverse effect on TCIC's financial position. Additionally, there can be no assurance that the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on TCIC's financial condition or position.

(15)     Quarterly Financial Information (Unaudited)

                                            1st          2nd          3rd          4th
                                          Quarter      Quarter      Quarter      Quarter
                                          -------      -------      -------      -------
                                                         amounts in millions
1997

Revenue                                   $ 1,505        1,545        1,562        1,555

Operating income                          $   348          308          313          259

Net earnings (loss)                       $    39          (13)         (38)         (48)

1996

Revenue                                   $ 1,333        1,430        1,571        1,620

Operating income                          $   170          197          237          149

Net loss:
    As previously reported                $   (80)        (114)         (74)        (184)
    Adjustment for effect of adopting
      equity method of accounting for
      investee                                 (2)          (2)          20           (2)
                                          -------      -------      -------      -------
    As adjusted                           $   (82)        (116)         (54)        (186)
                                          =======      =======      =======      =======


                                   PART III.


         The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the Company's definitive Proxy Statement (the "1998 Proxy Statement") to be used in connection with the 1998 Annual Meeting of Stockholders as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10.         Directors and Executive Officers of the Registrant.

         Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors Proposal" and "Concerning Management" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 11.         Executive Compensation.

         Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

         Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the 1998 Proxy Statement and is incorporated herein by reference.





                                    III-1

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)  Financial Statements


Included in Part II of this Report:                                                          Page No.
         Independent Auditors' Report                                                           II-17

         Consolidated Balance Sheets,
            December 31, 1997 and 1996                                                    II-18 to II-19

         Consolidated Statements of Operations,
            Years ended December 31, 1997, 1996 and 1995                                         II-20

         Consolidated Statements of Common Stockholder's Equity (Deficit),
            Years ended December 31, 1997, 1996 and 1995                                  II-21 to II-23

         Consolidated Statements of Cash Flows,
            Years ended December 31, 1997, 1996 and 1995                                         II-24

         Notes to Consolidated Financial Statements,
            December 31, 1997, 1996 and 1995                                              II-25 to II-57

(a) (2)  Financial Statement Schedules


Included in Part IV of this Report:

(i)      Financial Statement Schedules required to be filed:                                 Page No.
         Independent Auditors' Report                                                           IV-11

              Schedule I - Condensed Information as to the Financial Position of
                 the Registrant, December 31, 1997 and 1996; Condensed
                 Information as to the Operations and Cash Flows of the
                 Registrant, Years ended
                 December 31, 1997, 1996 and 1995                                         IV- 12 to IV-14

              Schedule II - Valuation and Qualifying Accounts,
                 Years ended December 31, 1997, 1996 and 1995                                   IV-15

(ii)        Separate financial statements for InterMedia Capital Partners, IV,
            L.P.

         Consolidated Financial Statements

              Index to Financial Statements                                                     IV-16

              Report of Independent Accountants                                                 IV-17

              Consolidated Balance Sheets
                 as of December 31, 1996 and 1997                                               IV-18

              Consolidated Statements of Operations
                 for the years ended December 31, 1996 and 1997                                 IV-19

              Consolidated Statement of Changes in
                 Partners' Capital for the years ended
                December 31, 1996 and 1997                                                      IV-20

              Consolidated Statements of Cash Flows
                for the years ended December 31, 1996 and 1997                                  IV-21

              Notes to Consolidated Financial Statements                                  IV- 22 to IV-33

              Schedule I - Condensed Financial Information                                IV- 34 to IV-38

              Schedule II - Valuation and Qualifying Accounts                                    IV-39

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

10 - Material Contracts:

     10.1     Amended and Restated Tele-Communications, Inc. 1994 Stock
               Incentive Plan.*
              Amended and Restated Tele-Communications, Inc. 1995 Employee
               Stock Incentive Plan.*
              Amended and Restated Tele-Communications, Inc. 1996 Incentive
               Plan.
                     Incorporated herein by reference to the  Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 333-40141).

     10.2     Restated  and Amended  Employment  Agreement,  dated as of
               November 1, 1992,  between the Company and John C. Malone.*
                     Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended
                         December 31, 1992 (Commission File No. 0-5550).

     10.3     Assignment and Assumption  Agreement,  dated as of August 4,
                    1994, among TCI/Liberty Holding Company, Tele-Communications, Inc.
                    and John C. Malone.*
                     Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K dated December 31, 1994, as amended
                         by Form 10-K/A (Commission File No. 0-5550).



                                                                    (continued)

10 - Material contracts, continued:
     10.4     Consulting  Agreement,  dated as of January 1, 1996, between
                Tele-Communications,  Inc. and Donne F. Fisher.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.5     Consulting Agreement, dated as of August 28, 1997, between
               Tele-Communications,  Inc. and Brendan R. Clouston.

     10.6 Amended Consulting Agreement, dated as of February 9, 1998, between Tele-Communications, Inc. and Brendan R. Clouston.

     10.7     Form of 1992 Non-Qualified Stock Option and Stock
               Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
                         December 31, 1993 (Commission File No. 0-5550).

     10.8     Form of 1993 Non-Qualified Stock Option and Stock
               Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
                         December 31, 1993 (Commission  File No. 0-5550).

     10.9     Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s
                 1993 Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement.*
                     Incorporated  herein by reference to the Company's Post
                         Effective  Amendment No. 1 to Form S-4 Registration
                         Statement on Form S-8 Registration Statement
                         (Commission File No. 33-54263).

     10.10    Form of Assumption and Amended and Restated Stock Option
                 Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s
                 1992 Stock Incentive Plan pursuant to Tele-Communications,
                 Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                     Incorporated  herein by reference to the Company's Post
                         Effective  Amendment No. 1 to Form S-4 Registration
                         Statement on Form S-8 Registration Statement
                         (Commission File No. 33-54263).

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



                                                                   (continued)

10 - Material contracts, continued:
     10.12    Form of Indemnification Agreement.*
                     Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
                         December 31, 1993 (Commission File No. 0-5550).

     10.13    Form of 1994 Non-Qualified Stock Option and Stock
                Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

     10.14    TCI 401(k) Stock Plan, restated effective January 1, 1998.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.15    Form of  Restricted  Stock  Award  Agreement  for 1995 Award of
               Series A TCI Group  Restricted  Stock pursuant to the
               Tele-Communications, Inc. 1994 Stock Incentive Plan.*
              Form of Restricted  Stock Award  Agreement for 1995 Award of
               Series A Liberty Media Group  Restricted Stock pursuant to the
               Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.16    Form of Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive
                 Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

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


                                                                   (continued)

10 - Material contracts, continued:
     10.19    Form of Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995
                 Stock Incentive Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

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

     10.22    Restricted Stock Award Agreement, made as of July 1, 1996, among Tele-Communications, Inc., Brendan Clouston and WestMarc
                 Communi-cations, Inc.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File
                         No. 0-20421).

     10.23    Option  Agreement,  dated as of December 4, 1996,  by and between
                 TCI Satellite  Entertainment,  Inc. and Brendan R. Clouston.*
                     Incorporated herein by reference to the TCI Satellite
                         Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No.
                         0-21317).



                                                                    (continued)

10 - Material contracts, continued:
     10.24    Form of Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive
                 Plan.*
              Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996
                 Stock Incentive Plan.*
              Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996
                 Stock Incentive Plan.*
              Form of  Restricted  Stock  Award  Agreement  for 1997 Award of
                 Series A TCI Group  Restricted  Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*
              Form of Restricted  Stock Award  Agreement for 1997 Award of
                 Series A TCI Ventures  Group  Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.25   Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Wireless Holdings, Inc., Grantee, TCI Telephony Services, Inc. and
                 Tele-Communications, Inc.*
              Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Teleport Holdings, Inc.,
                 Grantee, TCI Telephony Services, Inc. and Tele-Communications,
                 Inc.*
              Form of Amended and Restated Option Agreement made as of the 1st day of December, 1996, by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*
              Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*
              Form of Stock  Appreciation  Right  Agreement made as of the 1st day of December, 1996, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Grantee.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.26    Employee Stock Purchase Plan for  Bargaining  Unit Employees of
                 United Cable  Television of Baltimore Limited Partnership.*
                     Incorporated herein by reference to the  Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 33-60839).

     10.27    Employee  Stock  Purchase  Plan for  Bargaining  Unit  Employees
                 of UACC Midwest,  Inc.  d/b/a TCI of Central Indiana.*
                     Incorporated herein by reference to the  Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 33-64827).

                                                                   (continued)

10 - Material contracts, continued:
     10.28 Employee Stock Purchase Plan for Bargaining Unit Employees of TCI of Northern New Jersey, Inc.*
                     Incorporated herein by reference to the Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 33-64831).

     10.29    Amended and Restated Agreement of Limited Partnership of
                 MajorCo, L.P., dated as of January 31, 1996, among Sprint
                 Spectrum, L.P., TCI Network Services, Comcast Telephony
                 Services and Cox Telephony Partnership.
              Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint
                 Corporation, Tele-Communications, Inc., Comcast Corporation and
                 Cox Communications, Inc.
              Parents Agreement, dated as of January 31, 1996, by
                 Tele-Communications, Inc. and Sprint Corporation.
                     Incorporated herein by reference to Tele-Communications,
                         Inc.'s Current Report on Form 8-K, dated February 9,
                         1996 (Commission File No. 0-20421).

     10.30    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP
                 Holdings, Inc. and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.31    Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc.
                 and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.32    Assignment and Assumption Agreement, made as of January 31,
                 1996,  between ECP Holdings,  Inc. and
                 Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.33    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.34    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc.,
                 American Televenture of Minersville, Inc., TCI Cablevision of
                 Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc.
                 and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

                                                                    (continued)

10 - Material contracts, continued:
     10.35    Consent and First Amendment of Amended and Restated Agreement
                 of Limited Partnership for Halcyon Communications Limited
                 Partnership, dated as of January 31, 1996, by and among Halcyon
                 Communications, Inc., American Televenture of Minersville,
                 Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah,
                 Inc., TEMPO Cable, Inc. and Fisher Communications Associates,
                 L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.36    Assignment and Assumption Agreement, made as of January 31,
                 1996,  between TCI Cablevision of Utah,
                 Inc. and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.37    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah,
                 Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.38    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI  Cablevision  of Nevada, Inc. and Fisher
                 Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.39    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of
                 Nevada, Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.40    Assignment and Assumption  Agreement,  made as of January 31,
                 1996,  between American  Televenture of Minersville, Inc.
                 and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

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


                                                                    (continued)

10 - Material contracts, continued:
     10.42    Assignment  and  Assumption  Agreement,  made as of January 31,
                  1996,  between TEMPO Cable,  Inc. and Fisher Communications
                  Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.43    Option Agreement, dated as of January 31, 1996, between Fisher
                  Communications Associates, L.L.C. and TEMPO Cable, Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.44    InterMedia Capital Management, L.P. Agreement of Limited
                  Partnership, dated as of June 10, 1997 and effective as of May
                  22, 1997, by and between InterMedia Management, Inc., Leo J.
                  Hindery, Jr. and TCI ICM I, Inc.
              InteMedia Capital Management III, L.P. Amended and Restated
                  Agreement of Limited Partnership, dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc.
                  and TCI ICM III, Inc.
              InterMedia Capital Management IV, L.P. Amended and Restated
                  Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc.
                  and Leo J. Hindery, Jr.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.45    Tax Sharing Agreement, effective for periods on and after
                  October 1, 1997, among TCI and certain entities attributed to each of TCI Group, Liberty Media Group and TCI Ventures Group, as amended by the First Amendment to the Tax Sharing
                  Agreements, dated as of October 1, 1997, among TCI and certain entities attributed to each of TCI Group, Liberty Media Group and TCI Ventures Group.
                     Incorporated  herein by reference to Exhibit 9(c)2 to TCI's
                         Schedule  13E-4/A  (Amendment No. 2), Issuer Tender
                         Offer Statement, dated September 5, 1997 (Commission
                         File No. 0-20421).

21- Subsidiaries of TCI Communications, Inc.

23- Consent of Experts and Counsel

         23.1- Consent of KPMG Peat Marwick LLP.

         23.2- Consent of Price Waterhouse LLP.

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.

(b) Report on Form 8-K filed during the quarter ended December 31, 1997:

         None.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
TCI Communications, Inc.:

Under date of March 20, 1998, we reported on the consolidated balance sheets of TCI Communications, Inc. and subsidiaries (a subsidiary of Tele-Communications, Inc.) as of December 31, 1997 and 1996, and the related consolidated statements of operations, common stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the December 31, 1997 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                         KPMG Peat Marwick LLP


Denver, Colorado
March 20, 1998

                                                                Schedule I
                                                                ----------
                                                               Page 1 of 3


                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                         Condensed Information as to the
                      Financial Position of the Registrant

                           December 31, 1997 and 1996


Assets                                                                          1997          1996*
------                                                                          ----          -----
Investments in and advances to consolidated subsidiaries - eliminated upon
    consolidation                                                              $ 8,429        9,224

Other assets, net of amortization                                                  215          213
                                                                               -------      -------

                                                                               $ 8,644        9,437
                                                                               =======      =======

Liabilities and Common Stockholder's Deficit

Accrued liabilities                                                            $   731          597

Debt                                                                             8,482        8,669
                                                                               -------      -------

       Total liabilities                                                         9,213        9,266

Redeemable preferred stock                                                         232          232

Common stockholder's deficit (see detail on page II-19)                           (801)         (61)
                                                                               -------      -------

                                                                               $ 8,644        9,437
                                                                               =======      =======

Guarantees                                                                     $    25           22
                                                                               =======      =======

* Restated - see note 13 to the consolidated financial statements.

                                                                    Schedule I
                                                                    ----------
                                                                   Page 2 of 3


                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                         Condensed Information as to the
                          Operations of the Registrant

                  Years ended December 31, 1997, 1996 and 1995

                                                               1997        1996*     1995*
                                                               ----        -----     -----
                                                                    amounts in millions
Management costs reimbursed by subsidiaries
                                                               $ 392        247        152
                                                               -----      -----      -----

Income (expense):
    Selling, general and administrative                         (201)      (184)      (116)
    Stock compensation                                          (114)        12        (17)
    Interest expense                                            (683)      (707)      (624)
    Interest income, principally from consolidated
       subsidiaries                                              683        707        625
    Restructuring charges                                       --           (5)      --
    Depreciation and amortization                                (43)       (31)       (19)
    Loss on early extinguishment of debt                         (37)       (40)      --
    Loss (gain) on disposition and exchange of assets, net
                                                                   3          1         (1)
                                                               -----      -----      -----
                                                                (392)      (247)      (152)
                                                               -----      -----      -----

       Earnings from operations before share of losses of
          consolidated subsidiaries                             --         --         --

Share of losses of consolidated subsidiaries                     (60)      (438)      (132)
                                                               -----      -----      -----

       Net loss                                                  (60)      (438)      (132)

Dividend requirements on preferred stock                         (10)        (9)      --
                                                               -----      -----      -----

       Net loss attributable to common stockholder
                                                               $ (70)      (447)      (132)
                                                               =====      =====      =====

* Restated - see note 13 to the consolidated financial statements.

                                                                   Schedule I
                                                                   ----------
                                                                  Page 3 of 3


                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Condensed Information as to
                          Cash Flows of the Registrant

                  Years ended December 31, 1997, 1996 and 1995

                                                                                   1997         1996*      1995*
                                                                                   ----         ----       -----
                                                                                     amounts in millions
Cash flows from operating activities:
    Earnings before share of losses of consolidated subsidiaries                 $   --          --          --

    Adjustments to reconcile earnings before share of losses of consolidated subsidiaries to net cash provided by operating activities:
         Depreciation and amortization                                               43          31          19
         Stock compensation                                                         114         (12)         17
         Payments of obligation relating to stock compensation                      (13)         (2)         (4)
         Loss on early extinguishment of debt                                        37          40          --
         Loss (gain) on disposition and exchange of assets, net                      (3)         (1)          1
         Other noncash charges                                                        4           4           1
         Change in accrued liabilities                                              139         195          77
                                                                                 ------      ------      ------

             Net cash provided by operating activities                              321         255         111
                                                                                 ------      ------      ------


Cash flows from investing activities:
    Reduction in or additional investments in and advances to
      consolidated subsidiaries, net                                                540        (258)     (2,592)
    Capital expended for property and equipment                                     (65)       (120)         --
    Proceeds on disposition of assets                                                --           7          --
    Other investing activities                                                     (164)         (6)        (52)
                                                                                 ------      ------      ------

             Net cash provided (used) by investing activities                       311        (377)     (2,644)
                                                                                 ------      ------      ------


Cash flows from financing activities:
    Borrowings of debt                                                              750       1,617       5,255
    Repayments of debt                                                             (938)     (1,285)     (3,651)
    Prepayment penalties                                                            (33)        (35)         --
    Proceeds from issuance of redeemable preferred stock                             --         223          --
    Net change in due from related parties                                         (401)       (391)        929
    Payment of redeemable preferred stock dividends                                 (10)         (7)         --
                                                                                 ------      ------      ------
             Net cash provided (used) by financing activities                      (632)        122       2,533
                                                                                 ------      ------      ------


                 Net change in cash                                                  --          --          --

                 Cash at beginning of year                                           --          --          --
                                                                                 ------      ------      ------

                 Cash at end of year                                             $   --          --          --
                                                                                 ======      ======      ======

Supplemental disclosure of cash flow information -
      Cash paid during the year for interest                                     $  695         738         576

* Restated - see note 13 to the consolidated financial statements

See also note 3 to the consolidated financial statements.

                                                                   Schedule II
                                                                   ------------


                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

                                                                 Additions         Deductions
                                                                 ---------         ----------
                                               Balance at       Charged to         Write-offs         Balance
                                               beginning          profit             net of           at end
Description                                     of year          and loss          recoveries         of year
-----------                                    ---------        ---------          ----------         --------
                                                                    amounts in millions
Year ended December 31, 1997:
       Allowance for doubtful receivables
          - trade                                $   25                86              (91)                 20
                                                 ======       ===========      ===========         ===========

Year ended December 31, 1996:
       Allowance for doubtful receivables
          - trade                                $   24               112             (111)                 25
                                                 ======       ===========      ===========         ===========

Year ended December 31, 1995:
       Allowance for doubtful receivables
          - trade                                $   15                76              (67)                 24
                                                 ======       ===========      ===========         ===========

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.


              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                Reference Page
                                                                                  Form 10-K
                                                                                  ---------
  Report of Independent Accountants.............................................     IV-17
  Consolidated Balance Sheets as of December 31, 1996 and 1997..................     IV-18
  Consolidated Statements of Operations for the years ended
    December 31, 1996 and 1997..................................................     IV-19
  Consolidated Statement of Changes in Partners' Capital for the years
    ended December 31, 1996 and 1997............................................     IV-20
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996 and 1997..................................................     IV-21
  Notes to Consolidated Financial Statements....................................     IV-22
  Schedule I -- Condensed Financial Information of InterMedia Capital
    Partners IV, L.P............................................................     IV-34
  Schedule II -- Valuation and Qualifying Accounts..............................     IV-39

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of InterMedia Capital Partners IV, L.P.

                  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InterMedia Capital Partners IV, L.P. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Francisco, California
February 27, 1998

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1996             1997
                                                                     ---------        ---------
ASSETS
Cash and cash equivalents ....................................       $   8,770        $   6,388
Accounts receivable, net of allowance for doubtful accounts of
     $2,130 and $1,685, respectively .........................          17,539           23,163
Escrowed investments held to maturity ........................          28,237           29,359
Interest receivable on escrowed investments ..................           2,194            1,418
Receivable from affiliate ....................................             923              686
Prepaids .....................................................           2,768              599
Other current assets .........................................             232              359
                                                                     ---------        ---------
                  Total current assets .......................          60,663           61,972
Escrowed investments held to maturity ........................          60,518           31,148
Intangible assets, net .......................................         631,732          550,726
Property & equipment, net ....................................         232,410          310,455
Deferred income taxes ........................................           9,910           14,221
Other non-current assets .....................................           1,466            2,242
                                                                     ---------        ---------
                  Total assets ...............................       $ 996,699        $ 970,764
                                                                     =========        =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities .....................       $  28,973        $  32,708
Payable to affiliates ........................................           3,408            3,813
Deferred revenue .............................................          11,753           15,856
Accrued interest .............................................          20,322           22,076
                                                                     ---------        ---------
                  Total current liabilities ..................          64,456           74,453
Deferred channel launch revenue ..............................                            4,154
Long-term debt ...............................................         846,000          876,500
Other non-current liabilities ................................              70              131
                                                                     ---------        ---------
                  Total liabilities ..........................         910,526          955,238
                                                                     ---------        ---------

Commitments and contingencies

Minority interest

Mandatorily redeemable preferred shares ......................          12,357           13,239

PARTNERS' CAPITAL
Preferred limited partnership interest .......................          24,888           24,888
General and limited partners' capital ........................          50,778          (20,751)
Note receivable from partner .................................          (1,850)          (1,850)
                                                                     ---------        ---------
                  Total partners' capital ....................          73,816            2,287
                                                                     ---------        ---------
                  Total liabilities and partners' capital ....       $ 996,699        $ 970,764
                                                                     =========        =========



         See accompanying notes to the consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                   1996              1997
                                                                                ----------        ----------
REVENUES
Basic and cable services ................................................       $   73,392        $  171,622
Pay service .............................................................           17,932            41,054
Other service ...........................................................           15,093            38,995
                                                                                ----------        ----------
                                                                                   106,417           251,671
                                                                                ----------        ----------
COSTS AND EXPENSES
Program fees ............................................................           22,881            53,903
Other direct expenses ...................................................           13,148            26,529
Depreciation and amortization ...........................................           64,707           130,428
Selling, general and administrative expenses ............................           20,337            48,334
Management and consulting fees ..........................................            1,558             3,350
                                                                                ----------        ----------
                                                                                   122,631           262,544
                                                                                ----------        ----------

Loss from operations ....................................................          (16,214)          (10,873)
                                                                                ----------        ----------
OTHER INCOME (EXPENSE):
   Interest and other income ............................................            6,398             5,148
   Gain on sale of cable system .........................................                             10,006
   Gain on sale of investments ..........................................              286
   Interest expense .....................................................          (37,742)          (78,185)
   Other expense ........................................................           (1,216)             (853)
                                                                                ----------        ----------
                                                                                   (32,274)          (63,884)
                                                                                ----------        ----------
Loss before income tax benefit, extraordinary items and minority interest          (48,488)          (74,757)
Income tax benefit ......................................................            2,596             4,026
                                                                                ----------        ----------
Net loss before extraordinary items and minority interest ...............          (45,892)          (70,731)
Extraordinary gain on early extinguishments of debt, net of tax .........           18,483
Minority interest .......................................................             (320)             (882)
                                                                                ----------        ----------
Net loss ................................................................       $  (27,729)       $  (71,613)
                                                                                ==========        ==========



           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                 PREFERRED
                                                  LIMITED           GENERAL          LIMITED            NOTES
                                                  PARTNER           PARTNER          PARTNERS         RECEIVABLE          TOTAL
                                                ----------        ----------        ----------        ----------        ----------
Syndication costs ..........................    $      (43)       $       (7)       $     (575)       $                 $     (625)
                                                ----------        ----------        ----------        ----------        ----------
Balance at December 31, 1995 ...............           (43)               (7)             (575)                               (625)

Cash contributions .........................                           1,913           188,637                             190,550
Notes receivable from General Partner ......                           1,850                              (1,850)
In-kind contributions, historical cost basis                                           237,805                             237,805
Conversion of GECC debt to equity ..........        25,000                              11,667                              36,667
Allocation of RMG's and IPWT's historical
     equity balances .......................                          (2,719)         (239,368)                           (242,087)
Distribution ...............................                                          (119,775)                           (119,775)
Syndication costs ..........................           (69)              (10)             (911)                               (990)
Net loss ...................................                            (311)          (27,418)                            (27,729)
                                                ----------        ----------        ----------        ----------        ----------
Balance at December 31, 1996 ...............        24,888               716            50,062            (1,850)           73,816

Cash contributions .........................                              84                                                    84
Transfer and conversion of General Partner
     Interest to Limited Partner Interest ..                            (799)              799
Net loss ...................................                              (1)          (71,612)                            (71,613)
                                                ----------        ----------        ----------        ----------        ----------
Balance at December 31, 1997 ...............    $   24,888        $                 $  (20,751)       $   (1,850)       $    2,287
                                                ==========        ==========        ==========        ==========        ==========



           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE YEAR ENDED
                                                                                      DECEMBER 31,
                                                                             ----------        ----------
                                                                                1996              1997
                                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss ......................................................       $  (27,729)       $  (71,613)
       Minority interest .............................................              320               882
       Loss on disposal of fixed assets ..............................              324               263
       Depreciation and amortization .................................           65,905           131,830
       Gain on sale of investment ....................................             (286)
       Gain on sale of cable system ..................................                            (10,006)
       Extraordinary gain on early extinguishments of debt, net of tax          (18,483)
       Changes in assets and liabilities:
             Accounts receivable .....................................           (2,798)           (5,569)
             Receivable from affiliate ...............................              151               237
             Prepaids ................................................           (1,922)            2,169
             Interest receivable .....................................           (2,633)              776
             Other current assets ....................................                8              (127)
             Deferred income taxes ...................................           (2,596)           (4,311)
             Other non-current assets ................................              379              (776)
             Accounts payable and accrued liabilities ................            4,826             4,395
             Payable to affiliates ...................................            1,531               405
             Deferred revenue ........................................              394             4,103
             Accrued interest ........................................           20,322             1,754
             Deferred channel launch revenue .........................                              4,154
             Other non-current liabilities ...........................              (16)               61
                                                                             ----------        ----------
       Cash flows from operating activities ..........................           37,697            58,627
                                                                             ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of cable systems, net of cash acquired ..............         (415,806)
       Proceeds from sale of cable system ............................                             11,157
       Purchase of RMG Class A Common Stock ..........................             (329)
       Property and equipment ........................................          (38,167)         (129,573)
       Intangible assets .............................................              (37)           (1,041)
       Notes receivable ..............................................          (15,000)
       Purchases of escrowed investments .............................          (88,755)
       Proceeds from maturity of escrowed investments ................                             28,248
       Proceeds from sale of investment ..............................            1,081
                                                                             ----------        ----------
       Cash flows from investing activities ..........................         (557,013)          (91,209)
                                                                             ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings of long-term debt ..................................          850,000            30,500
       Repayment of long-term debt ...................................         (369,504)
       Call premium and other fees on early extinguishment of debt ...           (4,716)
       Contributed capital ...........................................          190,550                84
       Partner distribution ..........................................         (119,775)
       Debt issue costs ..............................................          (17,479)             (384)
       Syndication costs .............................................             (990)
                                                                             ----------        ----------
       Cash flows from financing activities ..........................          528,086            30,200
                                                                             ----------        ----------
Net change in cash ...................................................            8,770            (2,382)
Cash and cash equivalents, beginning of period .......................                              8,770
                                                                             ----------        ----------
Cash and cash equivalents, end of period .............................       $    8,770        $    6,388
                                                                             ==========        ==========



           See accompanying notes to consolidated financial statements

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.      THE COMPANY AND BASIS OF PRESENTATION:

        InterMedia Capital Partners IV, L.P. ("ICP-IV" or the "Company"), a California limited partnership, was formed on March 19, 1996, as a successor to InterMedia Partners IV, L.P. ("IP-IV") which was formed in October 1994, for the purpose of acquiring and operating cable television systems in three geographic clusters, all located in the southeastern United States.

        As of December 31, 1997, ICP-IV's systems served the following number of basic subscribers and encompassed the following number of homes passed:

                                                           Basic         Homes
                                                        Subscribers      Passed
                                                        -----------      -------
                                                                (unaudited)
Nashville/Mid-Tennessee Cluster ..................        332,769        525,140
Greenville/Spartanburg Cluster ...................        144,484        203,519
Knoxville/East Tennessee Cluster .................        100,380        145,162
                                                          -------        -------
          Total ..................................        577,633        873,821
                                                          =======        =======


        During 1996, ICP-IV obtained capital contributions from its limited and general partners of $360,000, including cable television properties and debt and equity interests in InterMedia Partners of West Tennessee, L.P. ("IPWT"), an affiliated entity. The limited partner contributions are from various institutional investors and include a preferred limited partner interest of $25,000, which General Electric Capital Corporation ("GECC") received in exchange for a portion of its note receivable from IPWT.

        ICP-IV is the successor partnership to IP-IV. Upon formation of ICP-IV, the previous general and limited partners of IP-IV became the general and limited partners of ICP-IV. Simultaneously, ICP-IV became the 99.99% limited partner of IP-IV. InterMedia Capital Management, LLC ("ICM-IV LLC"), the .001% general partner of ICP-IV, is the .01% general partner of IP-IV (see Note 13--Related Party Transactions).

        The Company's acquisitions of its cable television systems were structured as leveraged transactions and a significant portion of the assets acquired are intangible assets which are being amortized over one to twelve years. Therefore, as was planned, the Company has incurred substantial book losses. Of the total cumulative loss before income tax benefit, extraordinary items and minority interest of $123,245, non-cash charges have aggregated $198,322. These charges consist of $72,550 of depreciation of property and equipment, $125,185 of amortization of intangible assets, predominately related to franchise rights and goodwill, and $587 of loss on disposal of fixed assets.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation

        The consolidated financial statements include the accounts of ICP-IV and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        Cash equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Revenue recognition

        Cable television service revenue is recognized in the period in which the services are provided to customers. Deferred revenue represents revenue billed in advance and deferred until cable service is provided.

        Escrowed investments held to maturity

        Escrowed investments held to maturity are carried at amortized cost and consist of U.S. Treasury Notes with maturities ranging from one to nineteen months. The investments are held in an escrow account to be used by the Company to make interest payments on the Company's senior notes (see Note 9 -- Long-Term
Debt).

        Property and equipment

        Additions to property and equipment, including new customer installations, are recorded at cost. Self constructed fixed assets include materials, labor and overhead. Costs of disconnecting and reconnecting cable service are expensed. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major renewals and improvements are capitalized. Capitalized plant is written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful.

        Depreciation is computed using the double-declining balance method over the following estimated useful lives:

                                                                       Years
                                                                     ---------

Cable television plant ........................................        5--10
Buildings and improvements ....................................           10
Furniture and fixtures ........................................        3--7
Equipment and other ...........................................        3--10


        Intangible assets

        The Company has franchise rights to operate cable television systems in various towns and political subdivisions. Franchise rights are being amortized over the lesser of the remaining lives of the franchises or the base twelve-year term of ICP-IV which expires on December 31, 2007. Remaining franchise lives range from one to nineteen years.

        Goodwill represents the excess of acquisition cost over the fair value of net tangible and franchise assets acquired and liabilities assumed and is being amortized on a straight line basis over the twelve-year term of ICP-IV.

        Debt issue costs are included in intangible assets and are being amortized over the terms of the related debt.

        Costs associated with potential acquisitions are initially deferred. For acquisitions which are completed, related costs are capitalized as part of the purchase price of assets acquired. For those acquisitions not completed, related costs are expensed in the period the acquisition is abandoned.

        Capitalized intangibles are written down to recoverable values whenever recoverability through operations or sale of the systems becomes doubtful. Each year, the Company evaluates the recoverability of the carrying value of its intangible assets by assessing whether the projected cash flows, including projected cash flows from sale of the systems, is sufficient to recover the unamortized costs of these assets.

        Interest rate swaps

        Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the difference between the fixed and variable rates pursuant to the swap agreement. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

        Long-lived assets and long-lived assets to be disposed of

        ICP-IV has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." ICP-IV reviews property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been recognized by ICP-IV.

        Income taxes

        Income taxes reported in ICP-IV's financial statements represent the tax effects of Robin Media Group, Inc.'s ("RMG") results of operations. RMG, a subsidiary of ICP-IV, is the only entity within the Company's organization structure which reports provision/benefit for income taxes. No provision or benefit for income taxes is reported by any of ICP-IV's other subsidiaries or by ICP-IV because, as partnerships, the tax effects of these entities' results of operations accrue to the partners. ICP-IV and its partnership subsidiaries are registered with the Internal Revenue Service as tax shelters under Internal Revenue Code Section 6111(b).

        RMG accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

        Partners' capital

        Syndication costs incurred to raise capital have been charged to partners' capital.

        Allocation of profits and losses

        Profits and losses are allocated in accordance with the provisions of ICP-IV's amended and restated partnership agreement, dated August 5, 1997, generally as follows:

                Losses are allocated first to the partners other than the preferred limited partner, and thereafter to the preferred limited partner, in each case to the extent of and in accordance with relative capital contributions; second, to the partners which loaned money to the Partnership to the extent of and in accordance with relative loan amounts; and third, to the partners in accordance with relative capital contributions.

                Profits are allocated first to the preferred limited partner in an amount sufficient to yield an 11.75% return compounded semi-annually on its capital contributions; second, to the partners which loaned money to the Partnership to the extent of and proportionate to previously allocated losses relating to such loans; third, among the partners, other than the preferred limited partner, in accordance with relative capital contributions, in an amount sufficient to yield a pre-tax return of 15% per annum on their capital contributions; and fourth, 20% to a certain limited partner and 80% to the limited and general partners, other than the preferred limited partner, in accordance with relative capital contributions.

        Use of estimates in the preparation of financial statements

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Reclassifications

        Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

        Disclosures about fair value of financial instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

                Current assets and current liabilities: The carrying value of receivables, payables, deferred revenue, and accrued liabilities approximates fair value due to their short maturity.

                Escrowed investments: The fair value of the escrowed investments held to maturity is based on quoted market prices (see Note 4).

                Long-term debt: The fair value of the Company's borrowings under the bank term loan and revolving credit facility are estimated based on the borrowing rates currently available to the Company for obligations with similar terms. The fair value of the senior notes is based on recent trading prices (see Note 9).

3.      ACQUISITIONS AND SALE OF CABLE PROPERTIES

        Acquisitions

        On July 30, 1996 and August 1, 1996, the Company borrowed $558,000 under a new bank term loan and revolving credit agreement (the "Bank Facility"), issued $292,000 in senior notes (the "Notes"), and received equity contributions from its partners of $360,000, consisting of: $190,550 in cash; $117,600 representing the fair market value of certain cable television systems (the "Greenville/Spartanburg System") contributed, net of cash paid to the contributing partner of $119,775; $13,333 representing the fair market value of general and limited partner interests in IPWT, an affiliate; $36,667 in exchange for notes receivable from IPWT; and $1,850 in the form of a note receivable from InterMedia Capital Management IV, L.P. ("ICM-IV"), the former 1.1% general partner of ICP-IV (see Note 13--Related Party Transactions). The Bank Facility, the Notes and the equity contributions are referred to as the "Financing."

        On July 30, 1996, the Company acquired cable television systems serving as of the acquisition date approximately 360,100 basic subscribers in Tennessee, South Carolina and Georgia through the Company's acquisition of controlling equity interests in IPWT and Robin Media Holdings, Inc. ("RMH"), an affiliate, and through the equity contribution of the Greenville/Spartanburg System to the Company by affiliates of Tele-Communications, Inc. ("TCI").

        The Company acquired all of the general and limited partner interests of IPWT in exchange for a $13,333 limited partner interest in ICP-IV. Concurrently, GECC transferred to ICP-IV its $55,800 note receivable from IPWT and related interest receivable of $3,356 in exchange for an $11,667 limited partner interest in ICP-IV, a $25,000 preferred limited partner interest in ICP-IV and cash of $22,489.

        InterMedia Partners V, L.P. ("IP-V"), a former affiliate, owned all of the outstanding equity of RMH prior to the Company's acquisition of a majority of the voting interests in RMH. In conjunction with a recapitalization of RMH, ICP-IV purchased 3,285 shares of RMH's Class A Common Stock for $329. Concurrently, a wholly owned subsidiary of TCI converted its outstanding loan to IP-V into a limited partnership interest and, in dissolution of the IP-V partnership, received 365 shares of RMH Class B Common Stock valued at $37 and 12,000 shares of RMH Redeemable Preferred Stock valued at $12,000. Upon completion of the recapitalization, the Company has 60% of the voting interests of RMH, with TCI owning the remaining 40%. In connection with the acquisition, the Company assumed approximately $331,450 of long-term debt and $11,565 of accrued interest, which was repaid with proceeds from the Financing. Upon consummation of the acquisition, RMH merged into its wholly owned operating subsidiary Robin Media Group, Inc. ("RMG"). All of the RMH stock just described was converted as a result of the merger into capital stock of RMG with the same terms.

        Affiliates of TCI contributed cash and transferred their interests in the Greenville/Spartanburg System to the Company in exchange for a 49.0% limited partner interest in ICP-IV and an assumption of $119,775 of debt which was simultaneously repaid by the Company with proceeds from the Financing. The cash paid of $119,775 for debt assumed has been recorded as a distribution to TCI in the accompanying consolidated financial statements.

        TCI held substantial direct and indirect ownership interests in each of RMH, IPWT and the Greenville/Spartanburg System. As a result of TCI's substantial continuing interest in RMG, IPWT and the Greenville/Spartanburg System after the Company's acquisitions, the acquired assets of these entities have been accounted for at their historical basis as of the acquisition date. Results of operations for these entities have been included in the Company's consolidated results only from the acquisition date. The historical cost basis of RMH's, IPWT's and the Greenville/Spartanburg System's assets purchased and liabilities assumed as of July 30, 1996 was as follows:

Current assets ...............................................        $  19,368
Property and equipment .......................................          107,504
Franchise rights .............................................          270,593
Goodwill .....................................................           59,532
Other non-current assets .....................................            8,124
                                                                      ---------
          Total assets .......................................        $ 465,121
                                                                      =========
Current liabilities ..........................................        $  33,283
Long-term debt ...............................................          543,434
Other non-current liabilities ................................               87
                                                                      ---------
          Total liabilities ..................................          576,804
                                                                      ---------
Mandatorily redeemable preferred stock .......................           12,000
Minority interest ............................................               37
Total equity .................................................         (123,720)
                                                                      ---------
          Total liabilities and equity .......................        $ 465,121
                                                                      =========


        On May 8, 1996, the Company acquired the Houston, Texas cable television assets of Prime Cable ("the Prime Houston System") with the intent of exchanging with TCI the Prime Houston System for cable television systems of Viacom serving approximately 147,600 basic subscribers in metropolitan Nashville, Tennessee (the "Nashville System"). The purchase price for the Prime Houston System of approximately $300,000 was financed entirely with non-recourse debt from TCI Communications, Inc. ("TCIC"), a wholly owned subsidiary of TCI, and Bank of America which was repaid with the proceeds from the Financing. As was planned, on July 31, 1996, TCI and TCIC consummated the acquisition of all of Viacom's cable television systems including the Nashville System. On August 1, 1996, the Company acquired the Nashville System in exchange for the Prime Houston System and cash equal to the difference between the fair market values of the systems. The aggregate purchase price of the Nashville System pursuant to the exchange was $315,333. TCI managed the Prime Houston System during the Company's ownership period, and, under the terms of the exchange agreement, the Company was obligated to sell to TCIC and TCIC was obligated to purchase the Prime Houston System from the Company for an amount in cash sufficient to repay the outstanding balances of the TCIC and bank loans in the event that TCI had been unable to complete the Viacom acquisition by October 1, 1996. Under the terms of the various agreements with TCIC, the Company could not dispose of and did not have effective control over the use of the Prime Houston assets, and there was no economic effect to the Company from the Prime Houston assets during the Company's ownership of the Prime Houston System. Accordingly, the accounts of the Prime Houston System and the related debt and interest expense have been excluded from the Company's consolidated financial statements. The Company's acquisition of the Nashville System has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 ("APB16") and the Nashville System's results of operations have been included in the Company's consolidated results only from August 1, 1996, the date of the exchange.

        During the year ended December 31, 1996, the Company acquired other cable television systems serving as of the acquisition dates approximately 59,600 basic subscribers primarily in central and eastern Tennessee for an aggregate purchase price of $102,701 (the "Miscellaneous Acquisitions"). These acquisitions have also been accounted for as purchases in accordance with APB16. Accordingly, results of operations of the Miscellaneous Acquisitions have been included in the Company's consolidated results only from the dates of acquisition.

        Total acquisition costs of the Nashville System and the Miscellaneous Tennessee Acquisitions are as follows:

Cash paid to sellers, net of liabilities assumed ............           $415,390
Other acquisition costs .....................................              2,644
                                                                        --------
          Total acquisition costs ...........................           $418,034
                                                                        ========


        The Company's allocation of acquisition costs for the Nashville System and the Miscellaneous Tennessee Acquisitions is as follows:

Current assets .........................................                $  8,454
Property and equipment .................................                  90,421
Franchise rights .......................................                 306,607
Goodwill ...............................................                  21,583
Other non-current assets ...............................                     376
                                                                        --------
          Total assets .................................                 427,441
Current liabilities ....................................                   9,407
                                                                        --------
          Net assets acquired ..........................                $418,034
                                                                        ========

        Had the acquisitions and the Financing been completed as of January 1, 1996, pro forma revenues, net loss before extraordinary gain on early extinguishment of debt and minority interest and net loss for the year ended December 31, 1996 would have been $228,272 (unaudited), $108,193 (unaudited) and $90,530 (unaudited), respectively.


        Sale

        On December 5, 1997, the Company sold its cable television assets serving approximately 7,400 basic subscribers in and around Royston and Toccoa, Georgia. The sale resulted in a gain, calculated as follows:

          Proceeds from sale ......................          $ 11,212
          Net book value of assets sold ...........            (1,206)
                                                             --------
          Gain on sale ............................          $ 10,006
                                                             ========

4.      ESCROWED INVESTMENTS HELD TO MATURITY

        The Company's escrowed investments (see Note 9) held to maturity consist of U.S. Treasury Notes with fair value amounts and maturities as follows:

                                                                          DECEMBER 31,
                                                 -------------------------------------------------------------
                                                            1996                              1997
                                                 ---------------------------       ---------------------------
                                                  CARRYING        ESTIMATED         CARRYING        ESTIMATED
                                                   VALUE          FAIR VALUE         VALUE          FAIR VALUE
                                                 ----------       ----------       ----------       ----------
             Matures within 1 year               $   28,237       $   28,333       $   29,359       $   29,805
             Matures between 1 and 2 years           60,518           61,019           31,148           31,552
                                                 ----------       ----------       ----------       ----------
                       Total                     $   88,755       $   89,352       $   60,507       $   61,357
                                                 ==========       ==========       ==========       ==========


5.      INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                                     DECEMBER 31,
                                            ----------------------------
                                               1996               1997
                                            ----------        ----------
             Franchise rights .......       $  577,786        $  577,921
             Goodwill ...............           78,760            78,828
             Debt issue costs .......           17,479            17,863
             Other ..................              294               614
                                            ----------        ----------
                                               674,319           675,226
             Accumulated amortization          (42,587)         (124,500)
                                            ----------        ----------
                                            $  631,732        $  550,726
                                            ==========        ==========

6.      PROPERTY AND EQUIPMENT

                Property and equipment consist of the following:

                                                       DECEMBER 31,
                                                  1996              1997
                                              ----------        ----------
             Land .....................       $    3,089        $    3,204
             Cable television plant ...          192,888           251,034
             Buildings and improvements            2,977             3,369
             Furniture and fixtures ...            1,999             3,595
             Equipment and other ......           15,255            17,045
             Construction in progress .           38,489           101,368
                                              ----------        ----------
                                                 254,697           379,615
             Accumulated depreciation .          (22,287)          (69,160)
                                              ----------        ----------
                                              $  232,410        $  310,455
                                              ==========        ==========

7.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1996             1997
                                                    ----------       ----------
             Accounts payable ...............       $    1,391       $    3,969
             Accrued program costs ..........            1,431            2,442
             Accrued franchise fees .........            4,895            5,636
             Accrued copyright fees .........            1,064            1,089
             Accrued capital expenditures ...            8,720            8,060
             Accrued payroll costs ..........            1,973            2,640
             Accrued property and other taxes            2,829            3,174
             Other accrued liabilities ......            6,670            5,698
                                                    ----------       ----------
                                                    $   28,973       $   32,708
                                                    ==========       ==========


8.      CHANNEL LAUNCH REVENUE

        During the year ended December 31, 1997, the Company received payments of $8,014 from certain programmers to launch and promote their new channels. Of the total amount received, the Company recognized advertising revenue of $1,998 for advertisements provided by the Company to promote the new channels. The remaining payments received from the programmers are being amortized over the respective terms of the program agreements which range between five and ten years. $1,487 was amortized and recorded as other service revenue for the year ended December 31, 1997.

9.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                  DECEMBER 31,
                                                                          ---------------------------
                                                                             1996              1997
                                                                          ----------       ----------
             Bank revolving credit facility, $475,000 commitment as
               of December 31, 1997, interest currently at LIBOR
               plus 1.00% (6.75%) or ABR (8.5%) payable quarterly,
               matures July 1, 2004 ...............................       $  334,000       $  364,500
             Bank term loan; interest at LIBOR plus 2.00%
               (7.75%) payable quarterly, matures
               January 1, 2005 ....................................          220,000          220,000
             11 1/4% senior notes, interest payable semi-annually,
               due August 1, 2006 .................................          292,000          292,000
                                                                          ----------       ----------
                                                                          $  846,000       $  876,500
                                                                          ==========       ==========

        The Company's bank debt is outstanding under the revolving credit facility and term loan agreement executed by IP-IV and dated July 30, 1996. The revolving credit facility currently provides for $475,000 of available credit. Starting January 1, 1999, revolving credit facility commitments will be permanently reduced semiannually by increments ranging from $22,500 to $47,500 through maturity on July 1, 2004. The term loan requires semiannual principal payments of $500 starting January 1, 1999 through January 1, 2004, and final principal payments in two equal installments of $107,250 on July 1, 2004 and January 1, 2005. Advances under the Bank Facility are available under interest rate options related to the base rate of the administrative agent for the Bank Facility ("ABR") or LIBOR. Effective October 20, 1997, pursuant to an amendment to the revolving credit facility and term loan agreement, interest rates on borrowings under the term loan vary from LIBOR plus 1.75% to LIBOR plus 2.00% or ABR plus 0.50% to ABR plus 0.75% based on the Company's ratio of senior debt to annualized quarterly operating cash flow ("Senior Debt Ratio"). Interest rates vary also on borrowings under the revolving credit facility from LIBOR plus 0.625% to LIBOR plus 1.50% or ABR to ABR plus 0.25% based on the Company's Senior Debt Ratio. Prior to the amendment, interest rates on borrowings under the term loan were at LIBOR plus 2.375% or ABR plus 1.125%; and, interest rates on borrowings under the revolving credit facility varied from LIBOR plus 0.75% to LIBOR plus 1.75% or ABR to ABR plus 0.50% based on the Senior Debt Ratio. For purposes of this computation, senior debt, as defined, excludes the 11 1/4% senior notes. The Bank Facility requires quarterly interest payments, or more frequent interest payments if a shorter period is selected under the LIBOR option, and quarterly payment of fees on the unused portion of the revolving credit facility at 0.375% per annum when the senior leverage ratio is greater than 4.0:1.0 and at 0.25% when the senior leverage ratio is less than or equal to 4.0:1.0. At December 31, 1997, the interest rates were 6.75% and 8.50% on borrowings of $347,000 and $17,500, respectively, outstanding under the revolving credit facility. At December 31, 1996, the interest rates on borrowings under the revolving credit facility and the term loan were 7.25% and 8.88%, respectively.

        The Company has entered into interest rate swap agreements in the aggregate notional principal amount of $120,000 to establish long-term fixed interest rates on its variable senior bank debt. Under the swap agreements, the Company pays quarterly interest at fixed rates ranging from 6.28% to 6.3225% and receives quarterly interest payments equal to LIBOR. The differential to be paid or received in connection with an individual swap agreement is accrued as interest rates change over the period to which the payments or receipts relate. The agreements expire between May 1999 and February 2000.

        The estimated fair value of the interest rate swaps is based on the current value in the market for transactions with similar terms and adjusted for the holding period. At December 31, 1996 and 1997, the fair market value of the interest rate swaps was $(2,700) and $(2,198), respectively.

        Borrowings under the Bank Facility are secured by the capital stock and partnership interests of IP-IV's subsidiaries, a negative pledge on other assets of IP-IV and subsidiaries and a pledge of any intercompany notes.

        The 11 1/4% senior notes will be redeemable at the option of the Company, in whole or in part, subsequent to August 1, 2001 at specified redemption prices which will decline in equal annual increments and range from 105.625% beginning August 1, 2001 to 100.0% of the principal amount beginning August 1, 2004 through the maturity date, plus accrued interest.

        As of December 31, 1996 and 1997, ICP-IV has $90,949 and $61,925,
respectively, in pledged securities, including interest, which represent sufficient funds to provide for payment in full of interest on the Notes through August 1, 1999 and that are pledged as security for repayment of the Notes under certain circumstances. Proceeds from the pledged securities will be used by ICP-IV to make interest payments on the Notes through August 1, 1999.

        ICP-IV is the issuer of the Notes and, as a holding company, has no direct operations. The Notes are structurally subordinated to borrowings of IP-IV under the Bank Facility. The Bank Facility restricts IP-IV and its subsidiaries from paying dividends and making other distributions to ICP-IV.

        The debt agreements contain certain covenants which restrict the Company's ability to encumber assets, make investments or distributions, retire partnership interests, pay management fees currently, incur or guarantee additional indebtedness and purchase or sell assets. The debt agreements include financial covenants which require minimum interest and debt coverage ratios and specify maximum debt to cash flow ratios.

        Annual maturities of long-term debt at December 31, 1997 are as follows:

                    1998 .................          $
                    1999 .................             1,000
                    2000 .................             1,000
                    2001 .................            45,500
                    2002 .................            83,500
                    Thereafter ...........           745,500
                                                    --------
                                                    $876,500
                                                    ========


        Based on recent trading prices of the Notes, the fair value of these securities at December 31, 1997 is $324,500. Borrowings under the Bank Facility are at rates that would be otherwise currently available to the Company. Accordingly, the carrying amounts of bank borrowings outstanding as of December 31, 1997 approximate their fair value.

10.     MANDATORILY REDEEMABLE PREFERRED SHARES

        The RMG Redeemable Preferred Stock has an annual dividend of 10.0% and participates in any dividends paid on the common stock at 10.0% of the dividend per share paid on the common stock. The RMG Redeemable Preferred Stock bears a liquidation preference of $12,000 plus any accrued but unpaid dividends at the time of liquidation and is mandatorily redeemable on September 30, 2006 at the liquidation preference amount. RMG also has the right, but not the obligation, to redeem in whole or in part the RMG Redeemable Preferred Stock at the liquidation preference amount on or after September 30, 2001. The accrued dividend on the RMG Redeemable Preferred Stock is included in minority interest as a charge against income (loss).

11.     CABLE TELEVISION REGULATION

        Cable television legislation and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect the Company and the cable television industry.

        The cable industry is currently regulated at the federal and local levels under the Cable Act of 1984, the Cable Act of 1992 (the "1992 Act"), the Telecommunications Act of 1996 (the "1996 Act") and regulations issued by the Federal Communications Commission ("FCC") in response to the 1992 Act. FCC regulations govern the determination of rates charged for basic, expanded basic and certain ancillary services, and cover a number of other areas including customer service and technical performance standards, the required transmission of certain local broadcast stations and the requirement to negotiate retransmission consent from major network and certain local television stations. Among other provisions, the 1996 Act will eliminate rate regulation on the expanded basic tier effective March 31, 1999.

        Current regulations issued in connection with the 1992 Act empower the FCC and/or local franchise authorities to order reductions of existing rates which exceed the maximum permitted levels and require refunds measured from the date a complaint is filed in some circumstances or retroactively for up to one year in other circumstances. Management believes it has made a fair interpretation of the 1992 Act and related FCC regulations in determining regulated cable television rates and other fees based on the information currently available. However, complaints have been filed with the FCC on rates for certain franchises and certain local franchise authorities have challenged existing and prior rates. Further complaints and challenges could be forthcoming, some of which could apply to revenue recorded in 1996 and 1997. Management believes, however, that the effect, if any, of these complaints and challenges will not be material to the Company's financial position or results of operations.

        Many aspects of regulations at the federal and local levels are currently the subject of judicial review and administrative proceedings. In addition, the FCC continues to conduct rulemaking proceedings to implement various provisions of the 1996 Act. It is not possible at this time to predict the ultimate outcome of these reviews or proceedings or their effect on the Company.

12.     COMMITMENTS AND CONTINGENCIES

        The Company is committed to provide cable television services under franchise agreements with remaining terms of up to nineteen years. Franchise fees of up to 5% of gross revenues are payable under these agreements.

        Current FCC regulations require that cable television operators obtain permission to retransmit major network and certain local television station signals. The Company has entered into long-term retransmission agreements with all applicable stations in exchange for in-kind and/or other consideration.

                  The Company is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation or other claims will not have a material adverse effect on the Company's financial position or results of operations.

                  The Company has entered into pole rental agreements and leases certain of its facilities and equipment under noncancelable operating leases. Minimum rental commitments at December 31, 1997 for the next five years and thereafter under these leases are as follows:

                    1998 ....................................................................     $   694
                    1999 ....................................................................         373
                    2000 ....................................................................         313
                    2001 ....................................................................         293
                    2002 ....................................................................         263
                    Thereafter ..............................................................       1,417
                                                                                                    -----
                                                                                                  $ 3,353
                                                                                                    =====


        Rent expense, including pole rental agreements, was $2,157 and $4,564 for the years ended December 31, 1996 and 1997, respectively.

13.     RELATED PARTY TRANSACTIONS

        ICM-IV provides certain management services to ICP-IV and its subsidiaries for a per annum fee of 1% of the Company's total non-preferred capital contributions, or $3,350, of which ICM-IV will defer 20% per annum, payable in each following year, in order to support the Company's bank debt. However, pursuant to ICP-IV's Limited Partnership Agreement, ICM-IV's first year management fees of $3,350 were prepaid in July and August 1996, of which $1,558 was charged to expense during 1996.

        InterMedia Management, Inc. ("IMI") is the managing member of ICM-IV LLC, a newly formed limited liability company, which was appointed the managing general partner of ICP-IV effective August 5, 1997. Prior to August 5, 1997, IMI was wholly owned by the former managing general partner of ICM-IV, the former general partner of ICP-IV. IMI has entered into agreements with all of ICP-IV's subsidiaries to provide accounting and administrative services at cost. IMI also provides such services to other cable systems which are affiliates of the Company. Administrative fees charged by IMI were $3,036 and $6,310 for the years ended December 31, 1996 and 1997, respectively. Receivable from affiliate represents advances to IMI, net of administrative fees charged by IMI, and operating expenses paid by IMI on behalf ICP-IV's subsidiaries.

        On August 5, 1997, ICM-IV LLC purchased from ICM-IV a .001% general partner interest in ICP-IV. ICM-IV's remaining 1.123% general partner interests in ICP-IV were converted to limited partner interests, and ICM-IV LLC was appointed the managing general partner of the Company.

        As an affiliate of TCI, ICP-IV is able to purchase programming services from a subsidiary of TCI. Management believes that the overall programming rates made available through this relationship are lower than ICP-IV could obtain separately. The TCI subsidiary is under no obligation to continue to offer such volume rates to ICP-IV, and such rates may not continue to be available in the future should TCI's ownership in ICP-IV significantly decrease or if TCI or the programmers should otherwise decide not to offer such participation to the Company. Programming fees charged by the TCI subsidiary for the years ended December 31, 1996 and 1997 amounted to $17,538 and $41,128, respectively. Payable to affiliates includes programming fees payable to the TCI subsidiary of $3,353 and $3,556 at December 31, 1996 and 1997, respectively.

        On April 1, 1996, InterMedia Partners of Tennessee, L.P. ("IPTN"), a subsidiary of IP-IV, loaned $15.0 million to RMH. Interest income for the year ended December 31, 1996 includes $445 which IPTN earned on the note prior to the Company's purchase of RMH on July 30, 1996. As of December 31, 1996 and 1997 the note balance outstanding including accrued interest has been eliminated in consolidation.

14.               INCOME TAXES

                  Income tax benefit is included in the consolidated financial statements as follows:


                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                       1996             1997
                                                                                                    ----------       ----------
                    Continuing operations ...................................................       $    2,596       $    4,026
                    Extraordinary loss (see Note 15) ........................................            1,790
                                                                                                    ----------       ----------
                                                                                                    $    4,386       $    4,026
                                                                                                    ==========       ==========

        Income tax (expense) benefit consists of the following:


                                                       YEAR ENDED DECEMBER 31,
                                                      1996               1997
                                                   ----------        ----------
                    Current federal                $                 $     (285)
                    Deferred federal                    4,257             3,813
                    Deferred state                        129               498
                                                   ----------        ----------
                                                   $    4,386        $    4,026
                                                   ==========        ==========

        Deferred income taxes relate to temporary differences as follows:

                                                           DECEMBER 31,
                                                      1996              1997
                                                  ----------        ----------
                    Property and equipment        $   (8,617)       $   (6,786)
                    Intangible assets .....          (11,287)           (8,336)
                                                  ----------        ----------
                                                     (19,904)          (15,122)
                    Loss carryforward .....           29,814            29,058
                    Alternative minimum tax
                    credit carryforward ...                                285
                                                  ----------        ----------
                                                  $    9,910        $   14,221
                                                  ==========        ==========


        At December 31, 1996 and 1997, RMG had net operating loss carryforwards for federal income tax purposes aggregating $87,689 and $85,464, respectively, which expire through 2011. RMG is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes in RMG's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards which can be utilized. Because of TCI's continuing interest in RMG, management does not believe that the recapitalization of RMG and the partial sale of the recapitalized equity to ICP-IV will impair RMG's ability to utilize its net operating loss carryforwards.

        The Company's management has not established a valuation allowance to reduce the deferred tax assets related to RMG's unexpired net operating loss carryforwards. Due to an excess of appreciated asset value over the tax basis of RMG's net assets, management believes it is more likely than not that the deferred tax assets related to unexpired net operating losses will be realized.

        A reconciliation of the tax benefit computed at the statutory federal rate and the tax benefit reported in the accompanying statements of operations is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                      ------------------------
                                                                        1996            1997
                                                                      --------        --------
                    Tax benefit at federal statutory rate .....       $ 10,810        $ 25,417
                    Partnership losses exempt from income taxes         (5,287)        (20,963)
                    State taxes, net of federal benefit .......            127             498
                    Goodwill amortization .....................         (1,209)         (2,056)
                    Realization of acquired tax benefit .......                            346
                    Other .....................................            (55)            784
                                                                      --------        --------
                                                                      $  4,386        $  4,026
                                                                      ========        ========

15.     EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT

        As described in Note 3 - Acquisitions and Sale of Cable Properties, in connection with the Company's acquisition of a majority of the voting interest in RMH, the Company assumed approximately $331,450 of long-term debt, which was repaid with the proceeds from the Financing. The repayment of RMH's long-term debt resulted in call premium and fees associated with the defeasance of the debt. Costs associated with the prepayment of the debt resulted in an extraordinary loss on early extinguishment of debt of $2,926, net of tax benefit of $1,790.

        Also, in connection with the Company's acquisition of the partner interests of IPWT, GECC transferred to ICP-IV its note receivable from IPWT and related interest receivable in exchange for a limited partner and a preferred limited partner interest in ICP- IV and cash. The settlement of IPWT's long-term note payable to GECC resulted in an extraordinary gain on early extinguishment of debt of $21,409, which represented a debt restructuring credit balance as of July 30, 1996. The debt restructuring credit was created in 1994 upon IPWT's restructuring of its GECC debt.

16.     SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

        During the years ended December 31, 1996 and 1997, the Company paid interest of $16,222 and $75,029, respectively.

        As described in Note 3, during 1996 the Company acquired several cable television systems located in Tennessee and Georgia. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

                    Fair value of assets acquired ...............       $ 418,987
                    Liabilities assumed, net of current assets ..            (953)
                    Cash acquired in connection with RMH and IPWT
                      acquisitions ..............................          (2,228)
                                                                        ---------
                    Net cash paid ...............................       $ 415,806
                                                                        =========


        In connection with the Company's sale of its cable television assets located in Royston and Toccoa, Georgia in December 1997, as described in Note 3, net cash proceeds received were as follows:

                    Proceeds from sale ................       $ 11,212
                    Receivable from buyer .............            (55)
                                                              --------
                       Net proceeds received from buyer       $ 11,157
                                                              --------


17.     EMPLOYEE BENEFIT PLAN

        The Company participates in the InterMedia Partners Tax Deferred Savings Plan, which covers all full-time employees who have completed at least one year of employment. Such Plan provides for a base employee contribution of 1% and a maximum of 15% of compensation. The Company's matching contributions under such Plan are at the rate of 50% of the employee's contributions, up to a maximum of 3% of compensation.

            SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                       1996             1997
                                                                                    ---------        ---------
                    ASSETS
                    Escrowed investments held to maturity ...................       $  28,237        $  29,359
                    Interest receivable on escrowed investments .............           2,189            1,412
                                                                                    ---------        ---------
                                      Total current assets ..................          30,426           30,771
                    Escrowed investments held to maturity ...................          60,518           31,148
                    Intangible assets, net ..................................          11,833           11,101
                    Investment in IP-IV .....................................         276,909          234,955
                                                                                    ---------        ---------
                                      Total assets ..........................       $ 379,686        $ 307,975
                                                                                    =========        =========

                    LIABILITIES AND PARTNERS' CAPITAL
                    Accrued interest ........................................       $  13,870        $  13,688
                                                                                    ---------        ---------
                                      Total current liabilities .............          13,870           13,688
                    Long-term debt ..........................................         292,000          292,000
                                                                                    ---------        ---------
                                      Total liabilities .....................         305,870          305,688
                                                                                    ---------        ---------

                    Commitments and contingencies

                    PARTNERS' CAPITAL
                    Preferred limited partnership interest ..................          24,888           24,888
                    General and limited partners' capital ...................          50,778          (20,751)
                    Note receivable from partner ............................          (1,850)          (1,850)
                                                                                    ---------        ---------
                                      Total partners' capital ...............          73,816            2,287
                                                                                    ---------        ---------
                                      Total liabilities and partners' capital       $ 379,686        $ 307,975
                                                                                    =========        =========



          See accompanying notes to the condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                  FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                             ----------------------------
                                                1996              1997
                                             ----------        ----------
Revenues .............................       $                 $
Loss from operations
Other income (expense):
           Interest income ...........            2,189             3,968
           Interest expense ..........          (14,138)          (33,543)
           Equity in net loss of IP IV          (15,780)          (42,038)
                                             ----------        ----------
Net loss .............................       $  (27,729)       $  (71,613)
                                             ==========        ==========



            See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                         PREFERRED
                                          LIMITED          GENERAL           LIMITED            NOTES
                                          PARTNER          PARTNER           PARTNERS         RECEIVABLE          TOTAL
                                        ----------        ----------        ----------        ----------        ----------
Syndication costs ...............       $      (43)       $       (7)       $     (575)       $                 $     (625)
                                        ----------        ----------        ----------        ----------        ----------
Balance at December 31, 1995 ....              (43)               (7)             (575)                               (625)

Cash contributions ..............                              1,913           188,637                             190,550
Notes receivable from General
     Partner ....................                              1,850                              (1,850)
In-kind contributions,
     historical cost basis ......                                              237,805                             237,805
Conversion of GECC debt to equity           25,000                              11,667                              36,667
Allocation of RMG's and IPWT's
     historical equity balances .                             (2,719)         (239,368)                           (242,087)
Distribution ....................                                             (119,775)                           (119,775)
Syndication costs ...............              (69)              (10)             (911)                               (990)
Net loss ........................                               (311)          (27,418)                            (27,729)
                                        ----------        ----------        ----------        ----------        ----------
Balance at December 31, 1996 ....           24,888               716            50,062            (1,850)           73,816

Cash contributions ..............                                 84                                                    84
Transfer and conversion of
     General Partner Interest to
     Limited Partner Interest ...                               (799)              799
Net loss ........................                                 (1)          (71,612)                            (71,613)
                                        ----------        ----------        ----------        ----------        ----------
Balance at December 31, 1997 ....       $   24,888        $                 $  (20,751)       $   (1,850)       $    2,287
                                        ==========        ==========        ==========        ==========        ==========



            See accompanying notes to condensed financial information

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------

                                                             1996             1997
                                                        -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .....................................       $ (27,729)       $ (71,613)
     Equity in net loss of IP-IV ..................          15,780           42,038
     Amortization expense .........................             268              732
     Changes in assets and liabilities:
         Interest receivable ......................          (2,189)             777
         Accounts payable and accrued liabilities .              (3)
         Payable to affiliate .....................            (625)
         Accrued interest .........................          13,870             (182)
                                                          ---------        ---------
Cash flows from operating activities ..............            (628)         (28,248)
                                                          ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in IP-IV .........................        (260,304)             (84)
     Purchases of escrowed investments ............         (88,755)
     Proceeds from maturity of escrowed investments                           28,248
                                                          ---------        ---------
Cash flows from investing activities ..............        (349,059)          28,164
                                                          ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from long-term debt ...............         292,000
     Contributed capital ..........................         190,550               84
     Partner distribution .........................        (119,775)
     Debt issue costs .............................         (12,098)
     Syndication costs ............................            (990)
                                                          ---------        ---------
Cash flows from financing activities ..............         349,687               84
                                                          ---------        ---------
Net change in cash
Cash and cash equivalents, beginning of period
                                                          ---------        ---------
Cash and cash equivalents, end of period ..........       $                $
                                                          =========        =========



           See accompanying notes to condensed financial information.

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

1.      BASIS OF PRESENTATION

        The condensed financial information presents the unconsolidated financial statements of InterMedia Capital Partners IV, L.P. ("ICP-IV"). ICP-IV's majority-owned subsidiaries are recorded using the equity basis of accounting.

        Refer to the Notes to the consolidated financial statements for descriptions of material contingencies, escrowed investments held to maturity and significant provisions of long-term obligations and guarantees of ICP-IV.

                                                                     SCHEDULE II

                      INTERMEDIA CAPITAL PARTNERS IV, L.P.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)


                                                                ADDITIONS
                                                       ---------------------------
                                       BALANCE AT      CHARGED TO       CHARGED TO                          BALANCE AT
                                       JANUARY 1,       BAD DEBT           OTHER                           DECEMBER 31,
          DESCRIPTION                    1996           EXPENSE         ACCOUNTS(1)      WRITE-OFFS           1996
          -----------                 ----------       ----------       ----------       ----------        ----------
Allowance for doubtful accounts       $       --       $    1,937       $    2,352       $   (2,159)       $    2,130


                                                                ADDITIONS
                                                       ---------------------------
                                      BALANCE AT       CHARGED TO       CHARGED TO                           BALANCE AT
                                      JANUARY 1,        BAD DEBT          OTHER                             DECEMBER 31,
          DESCRIPTION                    1997           EXPENSE         ACCOUNTS(2)       WRITE-OFFS           1997
                                      ----------       ----------       ----------        ----------        ----------
Allowance for doubtful accounts       $    2,130       $    4,260       $       (8)       $   (4,697)       $    1,685

----------
(1) Represents allowance for doubtful accounts balance assumed in connection with the Company's acquisitions of cable television systems during 1996.

(2) Represents allowance for doubtful accounts balance sold in connection with the Company's sale of certain of its cable television assets in December 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TCI COMMUNICATIONS, INC.



Dated:  March 26,1998                     By /s/ Leo J. Hindery, Jr.
                                             -------------------------------
                                                 Leo J. Hindery, Jr.
                                                 President and Chief
                                                 Executive Officer

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

                 Signature                                Title                                Date
                 ---------                                -----                                ----
 /s/   John C. Malone                        Director                                        March 26, 1998
---------------------------------------
       John C. Malone


 /s/   Leo J. Hindery, Jr.                   Director, President and Chief                   March 26, 1998
---------------------------------------           Executive Officer
       Leo J. Hindery, Jr.


/s/    Marvin L. Jones                       Director, Executive Vice                        March 26, 1998
---------------------------------------          President and Chief Operating
       Marvin L. Jones                           Officer


 /s/   Donne F. Fisher                       Director                                        March 26, 1998
---------------------------------------
       Donne F. Fisher


/s/    Paul A. Gould                         Director                                        March 26, 1998
---------------------------------------
       Paul A. Gould


/s/    Stephen M. Brett                      Executive Vice President,                       March 26, 1998
---------------------------------------           General Counsel and   Secretary
       Stephen M. Brett


/s/    Bernard W. Schotters                  Executive Vice President                        March 26, 1998
---------------------------------------           (Principal Financial Officer)
       Bernard W. Schotters


 /s/   Gary K. Bracken                       Executive Vice President and                    March 26, 1998
---------------------------------------           Controller
       Gary K. Bracken                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
 INDEX                          DESCRIPTION
-------                         -----------
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

10 - Material Contracts:

     10.1     Amended and Restated Tele-Communications, Inc. 1994 Stock
               Incentive Plan.*
              Amended and Restated Tele-Communications, Inc. 1995 Employee
               Stock Incentive Plan.*
              Amended and Restated Tele-Communications, Inc. 1996 Incentive
               Plan.
                     Incorporated herein by reference to the Tele-
                         Communications,  Inc. Registration Statement on
                         Form S-8 (Commission File No. 333-40141).

     10.2     Restated  and Amended  Employment  Agreement,  dated as of
               November 1, 1992,  between the Company and John C. Malone.*
                     Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended
                         December 31, 1992 (Commission File No. 0-5550).

     10.3     Assignment and Assumption  Agreement,  dated as of August 4,
                    1994, among TCI/Liberty Holding Company, Tele-
                    Communications, Inc. and John C. Malone.*
                     Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).



                                                                    (continued)

10 - Material contracts, continued:
     10.4     Consulting  Agreement,  dated as of January 1, 1996, between
                Tele-Communications,  Inc. and Donne F. Fisher.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.5     Consulting Agreement, dated as of August 28, 1997, between
               Tele-Communications,  Inc. and Brendan R. Clouston.

     10.6 Amended Consulting Agreement, dated as of February 9, 1998, between Tele-Communications, Inc. and Brendan R. Clouston.

     10.7     Form of 1992 Non-Qualified Stock Option and Stock
               Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
                         December 31, 1993 (Commission File No. 0-5550).

     10.8     Form of 1993 Non-Qualified Stock Option and Stock
               Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
                         December 31, 1993 (Commission  File No. 0-5550).

     10.9     Assumption and Amended and Restated Stock Option Agreement
                 between the Company, TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s
                 1993 Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement.*
                     Incorporated  herein by reference to the Company's Post
                         Effective  Amendment No. 1 to Form S-4 Registration
                         Statement on Form S-8 Registration Statement
                         (Commission File No. 33-54263).

     10.10    Form of Assumption and Amended and Restated Stock Option
                 Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s
                 1992 Stock Incentive Plan pursuant to Tele-Communications,
                 Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement.*
                     Incorporated  herein by reference to the Company's Post
                         Effective  Amendment No. 1 to Form S-4 Registration
                         Statement on Form S-8 Registration Statement
                         (Commission File No. 33-54263).

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



                                                                   (continued)

10 - Material contracts, continued:
     10.12    Form of Indemnification Agreement.*
                     Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
                         December 31, 1993 (Commission File No. 0-5550).

     10.13    Form of 1994 Non-Qualified Stock Option and Stock
                Appreciation Rights Agreement.*
                    Incorporated herein by reference to the Company's Annual
                         Report on Form 10-K dated December 31, 1994, as amended by Form 10-K/A (Commission File No. 0-5550).

     10.14    TCI 401(k) Stock Plan, restated effective January 1, 1998.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.15    Form of  Restricted  Stock  Award  Agreement  for 1995 Award of
               Series A TCI Group  Restricted  Stock pursuant to the
               Tele-Communications, Inc. 1994 Stock Incentive Plan.*
              Form of Restricted  Stock Award  Agreement for 1995 Award of
               Series A Liberty Media Group  Restricted Stock pursuant to the
               Tele-Communications, Inc. 1994 Stock Incentive Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.16    Form of Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive
                 Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

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


                                                                   (continued)

10 - Material contracts, continued:
     10.19    Form of Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement for 1995 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1995
                 Stock Incentive Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

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

     10.22    Restricted Stock Award Agreement, made as of July 1, 1996, among Tele-Communications, Inc., Brendan Clouston and WestMarc
                 Communi-cations, Inc.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File
                         No. 0-20421).

     10.23    Option  Agreement,  dated as of December 4, 1996,  by and between
                 TCI Satellite  Entertainment,  Inc. and Brendan R. Clouston.*
                     Incorporated herein by reference to the TCI Satellite
                         Entertainment, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No.
                         0-21317).


                                                                    (continued)

10 - Material contracts, continued:
     10.24    Form of Non-Qualified Stock Option and Stock Appreciation
                 Rights Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive
                 Plan.*
              Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A TCI Ventures Group common stock pursuant to the Tele-Communications, Inc. 1996
                 Stock Incentive Plan.*
              Form of Non-Qualified Stock Option and Stock Appreciation Rights
                 Agreement for 1997 Grant of Options with tandem stock appreciation rights to purchase Series A Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996
                 Stock Incentive Plan.*
              Form of  Restricted  Stock  Award  Agreement  for 1997 Award of
                 Series A TCI Group  Restricted  Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*
              Form of Restricted  Stock Award  Agreement for 1997 Award of
                 Series A TCI Ventures  Group  Restricted Stock pursuant to the
                 Tele-Communications, Inc. 1996 Incentive Plan.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.25   Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Wireless Holdings, Inc., Grantee, TCI Telephony Services, Inc. and
                 Tele-Communications, Inc.*
              Form of Stock Appreciation Rights Agreement made as of the 1st day of December, 1996, by and among TCI Teleport Holdings, Inc.,
                 Grantee, TCI Telephony Services, Inc. and Tele-Communications,
                 Inc.*
              Form of Amended and Restated Option Agreement made as of the 1st day of December, 1996, by and among TCI Wireline, Inc., Grantee and Tele-Communications, Inc.*
              Form of Option to Purchase Common Stock Agreement made as of the
                 1st day of December, 1996, by and among TCI.Net, Inc., Grantee and Tele-Communications, Inc.*
              Form of Stock  Appreciation  Right  Agreement made as of the 1st day of December, 1996, by and among TCI Internet Services, Inc., Tele-Communications, Inc. and Grantee.*
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.26    Employee Stock Purchase Plan for  Bargaining  Unit Employees of
                 United Cable  Television of Baltimore Limited Partnership.*
                     Incorporated herein by reference to the  Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 33-60839).

     10.27    Employee  Stock  Purchase  Plan for  Bargaining  Unit  Employees
                 of UACC Midwest,  Inc.  d/b/a TCI of Central Indiana.*
                     Incorporated herein by reference to the  Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 33-64827).

                                                                   (continued)

10 - Material contracts, continued:
     10.28 Employee Stock Purchase Plan for Bargaining Unit Employees of TCI of Northern New Jersey, Inc.*
                     Incorporated herein by reference to the Tele-
                         Communications,  Inc. Registration  Statement on
                         Form S-8 (Commission File No. 33-64831).

     10.29    Amended and Restated Agreement of Limited Partnership of
                 MajorCo, L.P., dated as of January 31, 1996, among Sprint
                 Spectrum, L.P., TCI Network Services, Comcast Telephony
                 Services and Cox Telephony Partnership.
              Second Amended and Restated Joint Venture Formation Agreement,
                 dated as of January 31, 1996, by and between Sprint
                 Corporation, Tele-Communications, Inc., Comcast Corporation and
                 Cox Communications, Inc.
              Parents Agreement, dated as of January 31, 1996, by
                 Tele-Communications, Inc. and Sprint Corporation.
                     Incorporated herein by reference to Tele-Communications,
                         Inc.'s Current Report on Form 8-K, dated February 9,
                         1996 (Commission File No. 0-20421).

     10.30    Agreement of Purchase and Sale of Partnership Interest, dated as of January 31, 1996, among Halcyon Communications, Inc., ECP
                 Holdings, Inc. and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.31    Consent and Amendment of Amended Agreement of Partnership for
                 Halcyon Communications Partners, dated as of January 31, 1996, by and among Halcyon Communications, Inc., ECP Holdings, Inc.
                 and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.32    Assignment and Assumption Agreement, made as of January 31,
                 1996,  between ECP Holdings,  Inc. and
                 Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.33    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and ECP Holdings, Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.34    Agreement of Purchase and Sale of Partnership Interests, dated as of January 31, 1996, among Halcyon Communications, Inc.,
                 American Televenture of Minersville, Inc., TCI Cablevision of
                 Nevada, Inc., TCI Cablevision of Utah, Inc., TEMPO Cable, Inc.
                 and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

                                                                    (continued)

10 - Material contracts, continued:
     10.35    Consent and First Amendment of Amended and Restated Agreement
                 of Limited Partnership for Halcyon Communications Limited
                 Partnership, dated as of January 31, 1996, by and among Halcyon
                 Communications, Inc., American Televenture of Minersville,
                 Inc., TCI Cablevision of Nevada, Inc., TCI Cablevision of Utah,
                 Inc., TEMPO Cable, Inc. and Fisher Communications Associates,
                 L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.36    Assignment and Assumption Agreement, made as of January 31,
                 1996,  between TCI Cablevision of Utah,
                 Inc. and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.37    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of Utah,
                 Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.38    Assignment and Assumption Agreement, made as of January 31, 1996, between TCI  Cablevision  of Nevada, Inc. and Fisher
                 Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.39    Option Agreement, dated as of January 31, 1996, between Fisher
                 Communications Associates, L.L.C. and TCI Cablevision of
                 Nevada, Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.40    Assignment and Assumption  Agreement,  made as of January 31,
                 1996,  between American  Televenture of Minersville, Inc.
                 and Fisher Communications Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

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


                                                                    (continued)

10 - Material contracts, continued:
     10.42    Assignment  and  Assumption  Agreement,  made as of January 31,
                  1996,  between TEMPO Cable,  Inc. and Fisher Communications
                  Associates, L.L.C.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.43    Option Agreement, dated as of January 31, 1996, between Fisher
                  Communications Associates, L.L.C. and TEMPO Cable, Inc.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File
                         No. 0-20421).

     10.44    InterMedia Capital Management, L.P. Agreement of Limited
                  Partnership, dated as of June 10, 1997 and effective as of May
                  22, 1997, by and between InterMedia Management, Inc., Leo J.
                  Hindery, Jr. and TCI ICM I, Inc.
              InteMedia Capital Management III, L.P. Amended and Restated
                  Agreement of Limited Partnership, dated as of June 10, 1997, by and among Leo J. Hindery, Jr., InterMedia Management, Inc.
                  and TCI ICM III, Inc.
              InterMedia Capital Management IV, L.P. Amended and Restated
                  Agreement of Limited Partnership, dated as of August 5, 1997, by and between InterMedia Management, Inc., TCI ICM IV, Inc.
                  and Leo J. Hindery, Jr.
                     Incorporated herein by reference to the
                         Tele-Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File
                         No. 0-20421).

     10.45    Tax Sharing Agreement, effective for periods on and after
                  October 1, 1997, among TCI and certain entities attributed to each of TCI Group, Liberty Media Group and TCI Ventures Group, as amended by the First Amendment to the Tax Sharing
                  Agreements, dated as of October 1, 1997, among TCI and certain entities attributed to each of TCI Group, Liberty Media Group and TCI Ventures Group.
                     Incorporated  herein by reference to Exhibit 9(c)2 to
                         TCI's Schedule  13E-4/A  (Amendment No. 2), Issuer
                         Tender Offer Statement, dated September 5, 1997
                         (Commission File No. 0-20421).

21- Subsidiaries of TCI Communications, Inc.

23- Consent of Experts and Counsel

         23.1- Consent of KPMG Peat Marwick LLP.

         23.2- Consent of Price Waterhouse LLP.

27- Financial data schedule

*Constitutes management contract or compensatory arrangement.