Form 10-Q
period 1998-03-31
TCI COMMUNICATIONS INC
filed 1998-05-13
CIK 96903

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____


Commission File Number 0-5550


                            TCI COMMUNICATIONS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                     84-0588868
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


     5619 DTC Parkway
   Englewood, Colorado                                             80111
-----------------------------------------                       ----------
 (Address of principal executive offices)                       (Zip Code)



       Registrant's telephone number, including area code: (303) 267-5500


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of April 30, 1998, was:

                   Class A common stock - 811,655 shares; and
                     Class B common stock - 94,447 shares.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                  March 31,    December 31,
                                                                                     1998         1997
                                                                                  ----------   ------------
Assets                                                                               amounts in millions
Cash and cash equivalents                                                          $    --          36

Trade and other receivables, net                                                       326         319

Investment in Cablevision Systems Corporation ("CSC"), accounted for under the
equity method (note 3)                                                                 645          --

Investments in other affiliates, accounted for under the equity method, and
related receivables (note 4)                                                           259         231

Property and equipment, at cost:
  Land                                                                                  70          70
  Distribution systems                                                               9,562       9,547
  Support equipment and buildings                                                    1,311       1,351
                                                                                   -------      ------
                                                                                    10,943      10,968
Less accumulated depreciation                                                        4,456       4,444
                                                                                   -------      ------
                                                                                     6,487       6,524
                                                                                   -------      ------

Franchise costs                                                                     16,555      17,154
  Less accumulated amortization                                                      2,660       2,711
                                                                                   -------      ------
                                                                                    13,895      14,443
                                                                                   -------      ------

Other assets, net of amortization                                                      316         305
                                                                                   -------      ------

                                                                                   $21,928      21,858
                                                                                   =======      ======



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                   (unaudited)


                                                                      March 31,     December 31,
                                                                         1998           1997
                                                                      ---------     ------------
Liabilities and Common Stockholder's Deficit                              amounts in millions

Accounts payable                                                       $    161           131

Accrued interest                                                            168           248

Accrued programming expense                                                 261           242

Other accrued expenses                                                      623           651

Debt (note 6)                                                            13,423        13,528

Deferred income taxes                                                     5,325         5,215

Other liabilities                                                           127           125
                                                                       --------      --------
      Total liabilities                                                  20,088        20,140
                                                                       --------      --------

Minority interests in equity of consolidated subsidiaries                   787           787

Redeemable preferred stock                                                  232           232

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts ("Trust
   Preferred Securities") holding solely subordinated debt
   securities of the Company (note 7)                                     1,500         1,500

Common stockholder's deficit:
   Class A common stock, $1 par value. Authorized
      910,553 shares; issued and outstanding
      811,655 shares                                                          1             1
Class B common stock, $1 par value
   Authorized, issued and outstanding 94,447 shares                          --            --
   Additional paid-in capital                                             1,863         1,857
   Accumulated other comprehensive earnings, net of taxes (note 1)            5             4
   Accumulated deficit                                                     (919)         (957)
                                                                       --------      --------
                                                                            950           905
   Investment in Tele-Communications, Inc. ("TCI"), at cost              (1,143)       (1,143)
   Due from related parties (note 8)                                       (486)         (563)
                                                                       --------      --------
      Total common stockholder's deficit                                   (679)         (801)
                                                                       --------      --------
Commitments and contingencies (note 9)                                 $ 21,928        21,858
                                                                       ========      ========


See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                 Three months ended
                                                                                      March 31,
                                                                                --------------------
                                                                                 1998         1997
                                                                                -------      -------
                                                                                amounts in millions
Revenue (note 8)                                                                $ 1,511        1,505

Operating costs and expenses:
   Operating:
      Related party (note 8)                                                         60           23
      Other                                                                         504          521
   Selling, general and administrative (note 8)                                     303          282
   Stock compensation (note 9)                                                       59           --
   Depreciation and amortization                                                    359          331
                                                                                -------      -------
                                                                                  1,285        1,157
                                                                                -------      -------

      Operating income                                                              226          348

Other income (expense):
   Interest expense                                                                (265)        (272)
   Interest income                                                                    1            6
   Intercompany interest, net (note 8)                                                2            3
   Share of losses of CSC (note 3)                                                  (18)          --
   Share of earnings (losses) of other affiliates, net (note 4)                      32          (12)
   Loss on early extinguishment of debt (note 6)                                    (16)          --
   Minority interests in earnings of consolidated subsidiaries, net (note 7)        (43)         (26)
   Gain on disposition and exchange of assets, net (note 5)                         157           18
   Other, net                                                                         1           (4)
                                                                                -------      -------
                                                                                   (149)        (287)
                                                                                -------      -------

      Earnings before income taxes                                                   77           61

Income tax expense                                                                  (39)         (22)
                                                                                -------      -------

      Net earnings                                                                   38           39

Preferred stock dividend requirements                                                (2)          (2)
                                                                                -------      -------
      Net earnings attributable to common stockholder                           $    36           37
                                                                                =======      =======

Comprehensive earnings (note 1)                                                 $    39           44
                                                                                =======      =======



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

             Consolidated Statement of Common Stockholder's Deficit
                        Three months ended March 31, 1998
                                   (unaudited)



                                                                     Accumulated
                                                                       other                                  Due        Total
                                       Common stock     Additional  comprehensive              Investment    from        common
                                     -----------------   paid-in     earnings,    Accumulated     in        related    stockholder's
                                     Class A   Class B    capital   net of taxes    deficit       TCI       parties       deficit
                                     -------   -------  ----------  ------------- -----------  ----------   -------    -------------
                                                                            amounts in millions
Balance at January 1, 1998             $   1      --      1,857             4       (957)         (1,143)    (563)        (801)

  Net earnings                           --       --       --            --           38            --        --            38
  Accreted dividends on
    redeemable preferred stock           --       --         (2)         --         --              --        --            (2)
  Change in unrealized holding
    gains for available-for-sale
    securities, net of taxes             --       --       --               1       --              --        --             1
  Gain from contribution of cable
    television systems to joint
    ventures, net of taxes (note 5)      --       --         58          --         --              --        --            58
  Transfer of net liabilities from
    related party (note 8)               --       --        (50)         --         --              --        --           (50)
  Change in due from
    related parties                      --       --       --            --         --              --         77           77
                                       -----    ----      -----          ----       ----          ------     ----        -----
Balance at March 31, 1998              $   1      --      1,863             5       (919)         (1,143)    (486)        (679)
                                       =====    ====      =====          ====       ====          ======     ====        =====



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                             -----------------------
                                                                                               1998           1997
                                                                                             ---------      --------
                                                                                                amounts in millions
                                                                                                    (see note 2)
Cash flows from operating activities:
   Net earnings                                                                             $  38                 39
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                         359                331
        Stock compensation                                                                     59                 --
        Payments of obligation relating to stock compensation                                 (27)                (1)
        Share of losses of CSC                                                                 18                 --
        Share of losses (earnings) of other affiliates, net                                   (32)                12
        Loss on early extinguishment of debt                                                   16                 --
        Deferred income tax expense (benefit)                                                  36                (30)
        Minority interests in earnings of consolidated subsidiaries, net                       43                 26
        Gain on disposition and exchange of assets, net                                      (157)               (18)
        Intercompany tax allocation                                                            --                 51
        Payments of restructuring charges                                                      (3)               (16)
        Other noncash charges                                                                  11                  2
        Changes in operating assets and liabilities, net of the effect of acquisitions:
              Change in receivables                                                            (6)                 5
              Change in accrued interest                                                      (80)              (103)
              Change in other accruals and payables                                           (17)               (80)
                                                                                            -----               ----
                Net cash provided by operating activities                                     258                218
                                                                                            -----               ----

Cash flows from investing activities:
   Capital expended for property and equipment                                               (198)               (80)
   Cash paid for acquisitions                                                                 (58)               (68)
   Cash received in exchanges                                                                  --                 22
   Proceeds from disposition of assets                                                         12                140
   Additional investments in and loans to affiliates and others                              (136)                --
   Collections of loans to affiliates and others                                              427                  1
   Other investing activities                                                                   2                (21)
                                                                                            -----               ----
                Net cash provided (used) by investing activities                               49                 (6)
                                                                                            -----               ----
Cash flows from financing activities:
   Borrowings of debt                                                                         533                284
   Repayments of debt                                                                        (825)              (695)
   Prepayment penalties on debt                                                               (15)                --
   Payment of redeemable preferred stock dividends                                             (2)                (2)
   Payment of dividends on subsidiary preferred stock and Trust Preferred Securities          (45)               (32)
   Net change in due from related parties                                                      11               (221)
   Proceeds from issuance of Trust Preferred Securities                                        --                490
                                                                                            -----               ----
                Net cash used in financing activities                                        (343)              (176)
                                                                                            -----               ----
                Net change in cash and cash equivalents                                       (36)                36

                Cash and cash equivalents at beginning of period                               36                 --
                                                                                            -----               ----
                Cash and cash equivalents at end of period                                  $  --                 36
                                                                                            =====               ====



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (unaudited)





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



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements





         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses for available-for-sale securities in other comprehensive earnings that are recorded directly in stockholder's deficit. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of comprehensive earnings in the Company's consolidated statements of operations, and is included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statement of common stockholder's deficit.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in TCIC's Annual Report on Form 10-K for the year ended December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified for comparability with the 1998 presentation.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $345 million and $375 million for the three months ended March 31, 1998 and 1997, respectively. Also during these periods, cash paid for income taxes was not material.



                                                                     (continued)

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:


                                                                 Three months ended
                                                                     March 31,
                                                                 -------------------
                                                                   1998       1997
                                                                 --------    -------
                                                                 amounts in millions
Cash paid for acquisitions:
     Aggregate cost basis of assets acquired                      $(250)        (67)
     Liabilities assumed, net of current assets                       2           2
     Deferred tax liability recorded in acquisitions                 35          --
     Minority interests in equity of acquired entities                2          (3)
     Elimination of notes receivable from affiliates                129          --
     Change in due from related parties resulting from common
      stock of TCI issued in acquisition                             24          --
                                                                  -----       -----
        Cash paid for acquisitions                                $ (58)        (68)
                                                                  =====       =====

Cash received in exchanges:
     Aggregate cost basis of assets acquired                      $  --        (294)
     Historical cost of assets disposed of                           --         305
     Gain recorded on exchange of assets                             --          11
                                                                  -----       -----
        Cash received in exchanges                                $  --          22
                                                                  =====       =====



         For a description of certain non-cash transactions, see notes 4, 5 and 8.

(3)      Investment in Cablevision Systems Corporation

         As further described in note 5, TCIC acquired an approximate 18.7% interest in CSC on March 4, 1998. At March 31, 1998, TCIC owned 13,975,524 shares of CSC Class A common stock, which had a closing market price of $65.75 per share on March 31, 1998.

         Summarized unaudited results of operations for CSC, accounted for under the equity method, are as follows for the period from the date of acquisition through March 31, 1998 (amounts in millions):


Revenue                                                       $ 236
Operating, selling, general and administrative expenses        (202)
Depreciation and amortization                                   (56)
                                                              -----
   Operating loss                                               (22)

Interest expense                                                (35)
Other, net                                                      (18)
                                                              -----
     Net loss                                                 $ (75)
                                                              =====



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(4)      Investments in Other Affiliates

         TCIC's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for other affiliates for the periods in which the Company used the equity method to account for such other affiliates are as follows:


                                                                       Three months ended
                                                                            March 31,
                                                                    -----------------------
Combined Operations                                                    1998          1997
-------------------                                                 ---------      --------
                                                                      amounts in millions
      Revenue                                                       $    105             83
      Operating, selling, general and administrative expenses            (56)           (51)
      Depreciation and amortization                                      (42)           (36)
                                                                    --------         ------
         Operating income (loss)                                           7             (4)

      Interest expense                                                   (22)           (19)
      Other, net                                                           2              2
                                                                    --------         ------
         Net loss                                                   $    (13)           (21)
                                                                    ========         ======


During 1997, TCIC adopted the equity method of accounting for its investment in InterMedia Partners, a California limited partnership ("InterMedia Partners"). In January 1998, InterMedia Partners repurchased substantially all of the equity interests held by partners other than TCIC. As a result of such repurchases, TCIC began consolidating InterMedia Partners.

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


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(5)      Acquisitions and Dispositions

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately
         24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend). Such shares represent an approximate 32.7% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed and repaid approximately $574 million of debt owed by TCIC to external parties and $95 million of debt owed to TCI. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 customers in exchange for approximately 14.0 million shares (as adjusted for a stock dividend) or 18.7% of CSC's newly issued Class A common shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. As a result of this transaction, TCIC recognized a $148 million gain in the accompanying consolidated statement of operations for the three months ended March 31, 1998. Such gain represents the excess of the $663 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCIC to CSC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of TCIC to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. In light of TCI's overall ownership interest in CSC of approximately 32.7%, TCIC will account for its approximate 18.7% ownership interest in CSC under the equity method.

         During the first quarter of 1998, TCIC also completed two transactions whereby TCIC contributed cable television systems serving in the aggregate approximately 235,000 customers to two separate joint ventures (collectively, the "Q1 Joint Ventures") in exchange for non-controlling ownership interests in each of the Q1 Joint Ventures, and the assumption and repayment by the Q1 Joint Ventures of intercompany debt owed to TCIC aggregating $343 million. In connection with such transactions, TCIC has agreed to take certain steps to support compliance by the Q1 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $294 million. In light of such agreement, the $97 million aggregate excess of the TCIC debt assumed by the Q1 Joint Ventures over the historical cost of the remaining net assets contributed to the Q1 Joint Ventures has been reflected as a direct decrease to consolidated deficit (net of related deferred income taxes of $39 million). The Company uses the equity method of accounting to account for its investments in the Q1 Joint Ventures. The March 4, 1998 CSC transaction and the formation of the Q1 Joint Ventures are collectively referred to herein as the "Q1 1998 Contribution Transactions."


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         On April 30, 1998, TCIC contributed certain cable television systems serving in the aggregate approximately 435,000 customers in Kentucky to a joint venture in exchange for a 49% limited partnership interest in such joint venture, and the assumption and repayment by such joint venture of intercompany debt owned to TCIC and debt owed by TCIC to external parties aggregating $812 million. In connection with such transaction, TCIC has agreed to take certain steps to support compliance by the joint venture with its payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $490 million. TCIC will use the equity method of accounting to account for its investment in this joint venture.

         Including the Q1 1998 Contribution Transactions and the above-described April 30, 1998 transaction, TCIC, as of April 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.5 million customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the Q1 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCIC's debt of $4.2 billion and aggregate estimated reductions (based on 1997 amounts) to TCIC's annual revenue and annual operating income before depreciation, amortization and stock compensation of $1.5 billion and $735 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

(6)      Debt

         Debt is summarized as follows:

                                                           March 31,    December 31,
                                                             1998           1997
                                                           ---------    ------------
                                                              amounts in millions
    Parent company debt:
        Notes payable (a)                                  $ 8,216          7,949
        Commercial paper                                       528            533
                                                           -------        -------
                                                             8,744          8,482
    Debt of subsidiaries:
        Bank credit facilities (b)                           3,718          4,268
        Notes payable (a)                                      723            723
        Convertible notes (c)                                   40             40
        Capital lease obligations and other debt               198             15
                                                           -------        -------

                                                           $13,423         13,528
                                                           =======        =======

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         (a) During the three months ended March 31, 1998, TCIC purchased in the open market certain notes payable which had an aggregate principal balance of $95 million and fixed interest rates ranging from 8.75% to 10.125% (the "1998 Purchases"). In connection with the 1998 Purchases, TCIC recognized a loss on early extinguishment of debt of $16 million. Such loss related to prepayment penalties amounting to $15 million and the retirement of deferred loan costs.

         (b) At March 31, 1998, TCIC had approximately $1.8 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

         (c) These convertible notes, which are stated net of unamortized discount of $166 million at March 31, 1998 and December 31, 1997, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At March 31, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,910 shares of Liberty Group Series A Stock, 20,711,373 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. At March 31, 1998, the fair value of TCIC's debt was $14,208 million, as compared to a carrying value of $13,423 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it
         (i) pays fixed interest rates (the "Fixed Rate Agreements") of 6.2% and receives variable interest rates on a notional amount of $10 million at March 31, 1998 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at March 31, 1998. During the three months ended March 31, 1998 and 1997, the Company's net receipts (payments) pursuant to the Fixed Rate Agreements were (less than $1 million) and $3 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $3 million and $1 million, respectively.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Information concerning TCIC's Variable Rate Agreements at March 31, 1998 is as follows (dollar amounts in millions):

                                                                   Amount to
                                                                     be paid
            Expiration          Interest rate      Notional      (received) upon
              date             to be received       amount       termination (a)
            ----------          -------------      --------      ---------------
          September 1998           4.8%-5.4%       $  450        $    1
          April 1999               7.4%                50            (1)
          September 1999           6.4%               350            (2)
          February 2000            5.8%-6.6%          300            (2)
          March 2000               5.8%-6.0%          675            --
          September 2000           5.1%                75             2
          March 2027               9.7%               300           (18)
          December 2036            9.7%               200            (7)
                                                   ------        -------
                                                   $2,400        $  (27)
                                                   ======        =======

-----------------

         (a) The estimated amount that TCIC would pay or receive to terminate the agreements at March 31, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         The Fixed Rate Agreement expires in August 1998. At March 31, 1998, the Company would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

         In addition to the Fixed and Variable Rate Agreements, TCIC entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at March 31,
         1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (6.0% at March 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at March 31, 1998) and receives a variable rate based on CMT (6.1% at March 31, 1998) on notional amounts of $95 million through February 2000. During the three months ended March 31, 1998, TCIC's net payments pursuant to such agreements were less than $1 million. At March 31, 1998, TCIC would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCIC does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of March 31, 1998.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(7)      Company-Obligated Mandatorily Redeemable Preferred Securities of
             Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust Preferred Securities aggregated $35 million and $25 million for the three months ended March 31, 1998 and 1997, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(8)      Related Party Transactions

         At March 31, 1998, amounts due from related parties include (i) $176 million representing the net amount due from TCI and certain subsidiaries of TCI pursuant to promissory notes, including accrued interest, and (ii) $310 million representing the net amount due from TCI pursuant to a non-interest bearing intercompany account. The net intercompany interest income earned on the promissory notes aggregated $2 million and $3 million during the three months ended March 31, 1998 and 1997, respectively

         Through June 30, 1997, TCI Starz, Inc. ("TCI Starz"), a subsidiary of TCI, had a 50.1% partnership interest in QE+Ltd. ("QE+"), which distributes STARZ!, a first-run movie premium programming service. Another subsidiary of TCI, Liberty Media Corporation ("Liberty") held the remaining 49.9% partnership interest, and TCIC was a party to an affiliation agreement (the "Old Affiliation Agreement") with QE+ related to the distribution of the STARZ! service.

         Subsequent to June 30, 1997, Liberty and TCI Starz entered into a series of transactions pursuant to which, among other matters, the business of STARZ! and Encore Media Corporation ("Encore") were contributed to a newly formed limited liability company ("Encore Media Group"). Upon consummation of the transactions, Liberty owned 100% of Encore Media Group.

         In connection with the formation of Encore Media Group, the Old Affiliation Agreement was canceled, and the Company and a subsidiary of Encore Media Group entered into a new affiliation agreement (the "EMG Affiliation Agreement"). Pursuant to the EMG Affiliation Agreement, the Company pays fixed monthly amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. The fixed annual amounts increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         Charges to TCIC for programming pursuant to the Old Affiliation Agreement, the EMG Affiliation Agreement and other related party programming agreements with TCI Music, Inc., a subsidiary of TCI ("TCI Music"), and certain other subsidiaries attributed to Liberty Media Group aggregated $56 million and $37 million for the three months ended March 31, 1998 and 1997, respectively. Such charges are based upon customary rates charged to others.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand-alone basis. During the three months ended March 31, 1998 and 1997, Liberty Media Group was allocated $1 million and less than $1 million, respectively, and TCI Ventures Group was allocated $2 million and $2 million, respectively, in corporate general and administrative costs by TCIC. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

         During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TVG LLC on September 10, 1997. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the three months ended March 31, 1997, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was less than $1 million and
         (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $1 million.

         Pursuant to an agreement between TCI Music and TCI, certain subsidiaries of TCIC are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. During the three months ended March 31, 1998, the aggregate amount paid by TCIC to TCI Music pursuant to such arrangement was $5 million. Such amount is included as a reduction of revenue in the accompanying consolidated statements of operations.

         Through September 30, 1997, Liberty Media Group leased satellite transponder facilities from a subsidiary of TCIC. Charges by TCIC for such lease arrangements aggregated $2 million for the three months ended March 31, 1997.

         Since October 1, 1997, TCIC leases satellite transponder facilities and receives video transport services from entities attributed to TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the three months ended March 31, 1998 aggregated $2 million. Such amounts are included in operating costs and expenses in the accompanying consolidated statements of operations.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         A subsidiary of TCI that is attributed to TCI Ventures Group leased certain equipment under a capital lease. During 1997, such equipment was subleased to TCIC under an operating lease. In January 1998, the Company paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCIC. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCIC (including capital lease obligations aggregating $176 million) has been reflected as an increase of TCIC's consolidated deficit.

         In addition, a subsidiary attributed to TCI Ventures Group distributed certain program services to TCIC. Charges to TCIC for such services aggregated $2 million for each of the three months ended March 31, 1998 and 1997, and are included in operating costs and expenses in the accompanying consolidated financial statements.

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



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Effective October 1, 1997 (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by TCI Group, Liberty Media Group and TCI Ventures Group (each a "Group"). The Company and its subsidiaries are members of TCI Group for purposes of the New Tax Sharing Agreement. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the unutilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

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

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $186 million at March 31, 1998. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of March 31, 1998, the amount of such obligations or guarantees was approximately $295 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 8, TCIC has agreed to make fixed monthly payments through 2022 to Liberty Media Group pursuant to the EMG Affiliation Agreement.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         As described in note 5, the Company has significant contingent obligations with respect to certain of its affiliates.

         The Company is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, the Company is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         TCIC is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated at March 31, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated at March 31, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $425 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Certain officers and other key employees of the Company hold options with tandem stock appreciation rights to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of (i) compensation relating to stock appreciation rights granted to such employees of the Company and (ii) the Company's allocable portion of compensation with respect to stock appreciation rights held by certain officers and directors of TCI have been recorded in the Company's consolidated financial statements. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market value of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock and, ultimately, on the final determination of market value when the rights are exercised.

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



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Effective as of December 16, 1997, National Digital Television Center, Inc. ("NDTC"), a subsidiary of TCI and a member of TCI Ventures Group on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the Open Cable (R) architecture specifications adopted by Cablelabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of
         6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of 418 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

         During the three months ended March 31, 1998, TCIC continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCIC's products. TCIC is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, TCIC had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TCIC's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of TCIC's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCIC began efforts to assess potential year 2000 issues of its affiliated companies that are not managed by TCIC and continued to have formal communications with its principal vendors to determine their year 2000 readiness.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC completed a preliminary assessment of its systems and related software that support TCIC's financial applications. For those financial systems and software which will continue to be utilized by TCIC beyond the year 1999, TCIC has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of TCIC's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCIC completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCIC has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of TCIC's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCIC anticipates that such systems will be remediated or replaced prior to the year 2000.

         Significant third party vendors whose systems are critical to TCIC's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCIC intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TCIC if such vendors fail to remediate their year 2000 issues.

         TCIC's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCIC continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of TCIC has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCIC's results of operations but has identified certain cost elements that, in the aggregate, are not expected to be less than $20 million. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCIC's year 2000 readiness will not have an adverse effect on TCIC's financial position. Additionally, there can be no assurance that TCIC's systems or the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by TCIC or other companies will not have an adverse effect on its financial position.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information concerning the results of operations and financial condition of the Company. Such discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of the Company. Additionally, the following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion focuses on material trends, risks and uncertainties affecting the results of operations and financial condition of the Company.

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

         Year 2000

         During the three months ended March 31, 1998, TCIC continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TCIC's products. TCIC is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         As of March 31, 1998, TCIC had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TCIC's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of TCIC's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCIC began efforts to assess potential year 2000 issues of its affiliated companies that are not managed by TCIC and continued to have formal communications with its principal vendors to determine their year 2000 readiness.

         TCIC completed a preliminary assessment of its systems and related software that support TCIC's financial applications. For those financial systems and software which will continue to be utilized by TCIC beyond the year 1999, TCIC has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of TCIC's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCIC completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCIC has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of TCIC's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCIC anticipates that such systems will be remediated or replaced prior to the year 2000.

         Significant third party vendors whose systems are critical to TCIC's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCIC intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to asses the impact on TCIC if such vendors fail to remediate their year 2000 issues.

         TCIC's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCIC continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of TCIC has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TCIC's results of operations but has identified certain cost elements that, in the aggregate, are not expected to be less than $20 million. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TCIC's year 2000 readiness will not have an adverse effect on TCIC's financial position. Additionally, there can be no assurance that TCIC's systems or the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by TCIC or other companies will not have an adverse effect on its financial position.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         Material Changes in Results of Operations

         Revenue

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Regulated Services are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the FCC to regulate rates. At March 31, 1998, approximately 68% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

         During the three months ended March 31, 1998, 75% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         During the first quarter of 1998, TCIC consummated the Q1 1998 Contribution Transactions. Since January 1, 1997, TCIC has also consummated certain other acquisitions and dispositions. Such transactions affect the comparability of TCIC's results of operations for the three months ended March 31, 1998 and 1997. For additional information, see note 5 to the accompanying consolidated financial statements of the Company.

         TCIC's revenue increased $6 million or less than 1% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the Q1 1998 Contribution Transactions and other dispositions, revenue increased 2%. Revenue from TCIC's customers accounted for 1% of such increase in revenue, primarily as a result of a 5% increase in basic revenue that was partially offset by a 13% decrease in premium revenue. TCIC experienced a 5% increase in its average basic rate, a decrease in the number of average basic customers of less than 1%, a 2% decrease in its average premium rate and an 11% decrease in the number of average premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCIC provided fulfillment services to a third party resulted in a 1 % decrease in revenue. Advertising sales and other revenue components accounted for the remaining 2% increase in revenue.

         Operating Costs and Expenses

         Operating expenses increased $20 million or 4% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the Q1 1998 Contribution Transactions and other dispositions, such expenses increased 8%. Programming expenses accounted for the majority of such increase. TCIC cannot determine whether, and to what extent, increases in the cost of programming will affect its future operating costs. However, due to TCIC's obligations under the EMG Affiliation Agreement with Encore Media Group, it is anticipated that TCIC's programming costs with respect to the STARZ! and Encore premium services will increase in 1998 and future periods. See note 8 to the accompanying consolidated financial statements.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         Material Changes in Results of Operations (continued)

         Selling, general and administrative expenses increased $21 million or 7% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the Q1 1998 Contribution Transactions and other dispositions, such expenses increased 12%. Such increase is due primarily to lower launch and other incentives from programming suppliers, increased marketing costs relating to the launch of digital products and other initiatives, and other individually insignificant increases in general and administrative expenses.

         Certain officers and other key employees of the Company hold options with tandem stock appreciation rights to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of (i) compensation relating to stock appreciation rights granted to such employees of the Company and (ii) the Company's allocable portion of compensation with respect to stock appreciation rights held by certain officers and directors of TCI have been recorded in the Company's consolidated financial statements. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market value of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock and, ultimately, on the final determination of market value when the rights are exercised.

         Depreciation and amortization expense increased $28 million or 8% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase represents the net effect of decreases due to the Q1 1998 Contribution Transactions and other dispositions that were more than offset by increases attributable to acquisitions and capital expenditures.

         Other Income and Expenses

         TCIC's interest expense decreased $7 million or 3% for the three months ended March 31, 1998, as compared to the corresponding prior year period, as TCIC's weighted average interest rate on borrowings and weighted average debt balances were comparable between the periods.

         TCIC's share of CSC's losses, including amortization of the difference between the recorded value of TCIC's investment in CSC and TCIC's proportionate share of CSC's net deficiency, aggregated $18 million for the period from March 4, 1998 through March 31, 1998. As described in note 5 to the accompanying consolidated financial states of TCIC, TCIC acquired an approximate 18.7% of ownership interest in CSC on March 4, 1998.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         Material Changes in Results of Operations (continued)

         TCIC's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business. TCIC's share of net earnings (losses) of affiliates was $32 million and $(12 million) during the three months ended March 31, 1998 and 1997, respectively. A significant portion of the change from the 1997 period to the 1998 period is attributable to the Company's share of a 1998 gain recognized by InterMedia Partners on the sale of certain cable television systems. Such gain was recognized by InterMedia Partners prior to the time that the Company began to consolidate InterMedia Partners. See note 4 to the accompanying consolidated financial statements.

         During the three months ended March 31, 1998, TCIC purchased in the open market certain notes payable which had an aggregate principle balance of $95 million. In connection with such purchases, TCIC recognized a loss on early extinguishment of debt of $16 million. Such loss related to prepayment penalties and the retirement of deferred loan costs.

         Minority interests in earnings of consolidated subsidiaries aggregated $43 million and $26 million for the three months ended March 31, 1998 and 1997, respectively. The majority of such amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in August 1996 by a subsidiary of the Company. See note 7 to the accompanying consolidated financial statements.

         Gain on disposition of assets of $157 million for the three months ended March 31, 1998 relates primarily to the March 4, 1998 contribution of cable television systems by TCIC to CSC. Such gain represents the excess of the $663 million fair value of CSC Class A common shares received by TCIC over the historical cost of the net assets transferred by TCIC to CSC. See note 5 to the accompanying consolidated financial statements.

         Net Earnings

         As a result of the above described fluctuations in the Company's results of operations, TCIC's net earnings (before preferred stock dividend requirements) of $38 million for the three months ended March 31, 1998 changed by $1 million, as compared to TCIC's net earnings (before preferred stock dividend requirements) of $39 million for the corresponding prior year period.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend). Such shares represent an approximate 32.7% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for the election of directors, in which case TCI has an approximate 47% voting interest in the election of one-fourth of CSC's directors. CSC also assumed and repaid approximately $574 million of debt owed by TCIC to external parties and $95 million of debt owed to TCI. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 customers in exchange for approximately 14.0 million shares (as adjusted for a stock dividend) or 18.7% of CSC's newly issued Class A common shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. As a result of this transaction, TCIC recognized a $148 million gain in the accompanying consolidated statement of operations for the three months ended March 31, 1998. Such gain represents the excess of the $663 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCIC to CSC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of TCIC to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         During the first quarter of 1998, TCIC also completed the Q1 Joint Ventures whereby TCIC contributed cable television systems serving in the aggregate approximately 235,000 customers to two separate joint ventures in exchange for non-controlling ownership interests in each of the Q1 Joint Ventures, and the assumption and repayment by the Q1 Joint Ventures of intercompany debt owed to TCIC aggregating $343 million. In connection with the Q1 Joint Ventures, TCIC has agreed to take certain steps to support compliance by the Q1 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $294 million. In light of such agreement, the $97 million aggregate excess of the TCIC debt assumed by the Q1 Joint Ventures over the historical cost of the remaining net assets contributed to the Q1 Joint Ventures has been reflected as a direct decrease to consolidated deficit (net of related deferred income taxes of $39 million). The Company uses the equity method of accounting to account for its investments in the Q1 Joint Ventures.

         On April 30, 1998, TCIC contributed certain cable television systems serving in the aggregate approximately 435,000 customers in Kentucky to a joint venture in exchange for a 49% limited partnership interest in such joint venture, and the assumption and repayment by such joint venture of intercompany debt owed to TCIC and debt owed by TCIC to external parties aggregating $812 million. In connection with such transaction, TCIC has agreed to take certain steps to support compliance by the joint venture with its payment obligations under certain debt instruments, up to an aggregate total contingent commitment of $490 million. TCIC will use the equity method of accounting to account for its investment in this joint venture.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         Including the Q1 1998 Contribution Transactions and the above-described April 30, 1998 transaction, TCIC, as of April 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.5 million customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the Q1 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCIC's debt of $4.2 billion and aggregate estimated reductions (based on 1997 amounts) to TCIC's annual revenue and annual operating income before depreciation, amortization and stock compensation of $1.5 billion and $735 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

         A subsidiary of TCI that is attributed to TCI Ventures Group leased certain equipment under a capital lease. During 1997, such equipment was subleased to TCIC under an operating lease. In January 1998, the Company paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCIC. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCIC (including capital lease obligations aggregating $176 million) has been reflected as an increase of TCIC's consolidated deficit.

         At March 31, 1998, subsidiaries of the Company had approximately $1.8 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 6 to the accompanying consolidated financial statements for additional information regarding the Company's debt.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         Material Changes in Financial Condition (continued)

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization and stock compensation) ($644 million and $679 million during the three months ended March 31, 1998 and 1997, respectively) to interest expense ($265 million and $272 million during the three months ended March 31, 1998 and 1997, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 243% and 250% during the three months ended March 31, 1998 and 1997, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, the Company's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. In the event the Company is unable to achieve such objective, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of equity of its subsidiaries and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

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

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($258 million and $218 million during the three months ended March 31, 1998 and 1997, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         The amount of capital expended by TCIC for property and equipment was $198 million, $80 million and $571 million during the three months ended March 31, 1998 and 1997, and the year ended December 31, 1997, respectively. In light of TCIC's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, TCIC anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCIC estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCIC expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCIC cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         Material Changes in Financial Condition (continued)

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $186 million at March 31, 1998. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC has significant contingent obligations with respect to certain of its affiliates. See note 5 to the accompanying consolidated financial statements.

         TCIC's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         The Company is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, the Company is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         TCIC is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated at March 31, 1998 to make minimum payments aggregating approximately $1.6 billion through December 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated at March 31, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $425 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of March 31, 1998, the amount of such obligations or guarantees was approximately $295 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


         Material Changes in Financial Condition (continued)

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other Approved Purchasers that may be designated from time to time by NDTC, entered into the Digital Terminal Purchase Agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device (including a required royalty payment). GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates of 6.2% and receives variable interest rates on a notional amount of $10 million at March 31, 1998 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at March 31, 1998. During the three months ended March 31, 1998 and 1997, the Company's net receipts (payments) pursuant to the Fixed Rate Agreements were (less than $1 million) and $3 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $3 million and $1 million, respectively.

         The Fixed Rate Agreement expires in August 1998. At March 31, 1998, the Company would be required to pay less than $1 million to terminate the Fixed Rate Agreement.



                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         In addition to the Fixed and Variable Rate Agreements, TCIC entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.1% at March 31, 1998) and receives a variable rate based on CMT (6.0% at March 31, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at March 31, 1998) and receives a variable rate based on CMT (6.1% at March 31, 1998) on notional amounts of $95 million through February 2000. During the three months ended March 31, 1998, TCIC's net payments pursuant to such agreements were less than $1 million. At March 31, 1998, TCIC would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCIC does not anticipate material near-term losses in future earnings, fair values of cash flows resulting from derivative financial instruments as of March 31, 1998. See note 6 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At March 31, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, TCIC has $6,452 million (or 48%) of fixed rate debt and $6,971 million (or 52%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCIC expects that it would experience an increase in interest expense.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1998 to which the Company or any of its consolidated subsidiaries is a party or to which any of its property is subject, except as follows:

         As previously reported, on February 9, 1994, Les Dunnaville and Jay Sharrieff, former employees of United Cable Television of Baltimore Limited Partnership, filed an amended complaint in the Circuit Court for Baltimore City against United Cable Television of Baltimore Limited Partnership, TCI Cablevision of Maryland, Tele-Communications, Inc. and three company employees, Roy Harbert, Tony Peduto, and Richard Bushey. This case was settled in April of 1998. The settlement did not have a material adverse effect upon the financial condition of the Company. This case will not be reported on in the future.

         As previously reported, on December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining Company defendants. The partnership's motion for judgment on the pleadings was denied with respect to plaintiffs' remaining claims. The trial court certified its rulings for an immediate appeal, which was filed by plaintiffs and will take from 12 to 18 months for a decision from the appellate court. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                   TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of Tele-Communications, Inc.)


Item 6.  Exhibit and Reports on Form 8-K.

         (a) Exhibit -

             (27)     TCI Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:


                       Date of          Item
                       Report         Reported       Financial Statements Filed
                       ------         --------       --------------------------
                 February 24, 1998    Item 5              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TCI COMMUNICATIONS, INC.


Date:  May 13, 1998                     By:   /s/ Leo J. Hindery, Jr.
                                            ------------------------------------
                                            Leo J. Hindery, Jr.
                                              President and Chief
                                                Executive Officer


Date:  May 13, 1998                     By:   /s/ Stephen M. Brett
                                            ------------------------------------
                                            Stephen M. Brett
                                              Executive Vice President, General
                                                Counsel and Secretary


Date:  May 13, 1998                    By:   /s/ Bernard W. Schotters
                                            ------------------------------------
                                            Bernard W. Schotters
                                              Executive Vice President
                                                (Principal Financial Officer)


Date:  May 13, 1998                    By:   /s/ Gary K. Bracken
                                            ------------------------------------
                                            Gary K. Bracken
                                              Executive Vice President and
                                                Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

         (27)        TCI Communications, Inc. Financial Data Schedule