Form 10-Q
period 1998-06-30
TCI COMMUNICATIONS INC
filed 1998-08-14
CIK 96903

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M  10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 0-5550


                            TCI COMMUNICATIONS, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                             84-0588868
 ------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


           5619 DTC Parkway
          Englewood, Colorado                             80111
----------------------------------------               -----------
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


         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of July 31, 1998, was:
                   Class A common stock - 811,655 shares; and
                      Class B common stock - 94,447 shares.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets
                                   (unaudited)

                                                        June 30,  December 31,
                                                          1998      1997
                                                        --------  ------------
Assets                                                   amounts in millions
------
Cash and cash equivalents                               $    51          1

Restricted cash (note 3)                                    304         35

Trade and other receivables, net                            382        319

Investment in Cablevision Systems Corporation
   ("CSC"), accounted for under the equity method
   (note 4)                                                 618         --

Investments in other affiliates, accounted for
   under the equity method, and related receivables
   (note 5)                                                 263        231

Property and equipment, at cost:
   Land                                                      57         70
   Distribution systems                                   9,253      9,547
   Support equipment and buildings                        1,344      1,351
                                                        -------     ------
                                                         10,654     10,968
   Less accumulated depreciation                          4,468      4,444
                                                        -------     ------
                                                          6,186      6,524
                                                        -------     ------
Franchise costs                                          15,776     17,154
   Less accumulated amortization                          2,599      2,711
                                                        -------     ------
                                                         13,177     14,443
                                                        -------     ------
Other assets, net of amortization                           309        305
                                                        -------     ------
                                                        $21,290     21,858
                                                        =======     ======


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued
                                   (unaudited)


                                                         June 30,    December 31,
                                                           1998         1997
                                                         --------    ------------
Liabilities and Common Stockholder's Deficit              amounts in millions
--------------------------------------------
Accounts payable                                         $     83          131
Accrued interest                                              246          248
Accrued programming expense                                   263          242
Other accrued expenses                                        637          651
Debt (note 7)                                              12,643       13,528
Deferred income taxes                                       5,188        5,215
Other liabilities                                             291          125
                                                         --------      -------
      Total liabilities                                    19,351       20,140
                                                         --------      -------
Minority interests in equity of consolidated
   subsidiaries                                               668          787

Redeemable preferred stock                                    232          232

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts ("Trust
   Preferred Securities") holding solely
   subordinated debt securities of the Company
   (note 8)                                                 1,500        1,500

Common stockholder's deficit:
   Class A common stock, $1 par value. Authorized
      910,553 shares; issued and outstanding
      811,655 shares                                            1            1
   Class B common stock, $1 par value.
       Authorized, issued and outstanding 94,447
       shares                                                  --           --
   Additional paid-in capital                               1,802        1,857
   Accumulated other comprehensive earnings, net
       of taxes (note 1)                                        2            4
   Accumulated deficit                                     (1,030)        (957)
                                                         --------      -------
                                                              775          905
   Investment in Tele-Communications, Inc. ("TCI"),
       at cost                                             (1,144)      (1,143)
   Due from related parties (note 9)                          (92)        (563)
                                                         --------      -------
      Total common stockholder's deficit                     (461)        (801)
                                                         --------      -------
Commitments and contingencies (notes 2, 6 and 10)

                                                         $ 21,290       21,858
                                                         ========      =======

          See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                      Consolidated Statements of Operations
                                   (unaudited)

                                                                     Three months ended       Six months ended
                                                                        June 30,                  June 30,
                                                                     -------------------      ------------------
                                                                      1998         1997        1998        1997
                                                                     -------      ------      ------      ------
                                                                                  amounts in millions,
                                                                                except per share amounts

 Revenue (note 9)                                                    $ 1,476       1,545       2,987       3,050

 Operating costs and expenses:
    Operating:
       Related party (note 9)                                             58          25         118          48
       Other                                                             458         537         962       1,058
    Selling, general and administrative (note 9)                         331         304         634         586
    Stock compensation (note 10)                                          77           8         136           8
    Depreciation and amortization                                        365         363         724         694
                                                                     -------      ------      ------      ------
                                                                       1,289       1,237       2,574       2,394
                                                                     -------      ------      ------      ------

       Operating income                                                  187         308         413         656

 Other income (expense):
    Interest expense                                                    (227)       (274)       (492)       (546)
    Interest income                                                        1           1           2           7
    Intercompany interest, net (note 9)                                    2           6           4           9
    Share of losses of CSC (note 4)                                      (28)         --         (46)         --
    Share of earnings (losses) of other affiliates, net (note 5)          (3)        (10)         29         (22)
    Loss on early extinguishment of debt (note 7)                        (22)        (11)        (38)        (11)
    Minority interests in earnings of consolidated
       subsidiaries, net (note 8)                                        (46)        (55)        (89)        (81)
    Gain on disposition of assets, net (note 6)                           36          22         193          40
    Other, net                                                            (9)          5          (8)          1
                                                                     -------      ------      ------      ------
                                                                        (296)       (316)       (445)       (603)
                                                                     -------      ------      ------      ------
       Earnings (loss) before income taxes                              (109)         (8)        (32)         53

 Income tax expense                                                       (2)         (5)        (41)        (27)
                                                                     -------      ------      ------      ------
       Net earnings (loss)                                              (111)        (13)        (73)         26

 Dividend requirements on preferred stocks                                (3)         (3)         (5)         (5)
                                                                     -------      ------      ------      ------
       Net earnings (loss) attributable to common stockholder        $  (114)        (16)        (78)         21
                                                                     =======      ======      ======      ======

 Comprehensive earnings (loss) (note 1)                              $  (114)        (12)        (75)         32
                                                                     =======      ======      ======      ======


          See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


             Consolidated Statement of Common Stockholder's Deficit
                         Six months ended June 30, 1998
                                   (unaudited)

                                                                                      Accumulated
                                                                                         other
                                                     Common stock        Additional   comprehensive                  Investment
                                                  ------------------      paid-in       earnings,     Accumulated       in
                                                  Class A    Class B      capital     net of taxes     deficit          TCI
                                                  -------    -------     ----------   -------------   -----------    ----------
                                                                                           amounts in millions
Balance at January 1, 1998                        $  1         --          1,857           4            (957)         (1,143)

   Net earnings                                     --         --             --          --             (73)             --
   Accreted dividends on redeemable
     preferred stock                                --         --             (5)         --              --              --
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                          --         --             --          (2)             --              --
   Transfer of net liabilities from related
     party (note 9)                                 --         --            (50)         --              --              --
   Transfer of net assets from TCI (note 9)         --         --             --          --              --              --
   TCI Group Stock received in connection
     with settlement of litigation                  --         --             --          --              --              (1)
   Change in due from related parties               --         --             --          --              --              --
                                                  ----     ------         ------      ------          ------          ------

Balance at June 30, 1998                          $  1         --          1,802           2          (1,030)         (1,144)
                                                  ====     ======         ======      ======          ======          ======

                                                                   Total
                                                     Due          common
                                                 from related   stockholder's
                                                   parties        deficit
                                                 ------------   -------------
Balance at January 1, 1998                          (563)         (801)

   Net earnings                                       --           (73)
   Accreted dividends on redeemable
     preferred stock                                  --            (5)
   Change in unrealized holding gains for
     available-for-sale securities, net of
     taxes                                            --            (2)
   Transfer of net liabilities from related
     party (note 9)                                   --           (50)
   Transfer of net assets from TCI (note 9)          137           137
   TCI Group Stock received in connection
     with settlement of litigation                    --            (1)
   Change in due from related parties                334           334
                                                    ----          ----

Balance at June 30, 1998                             (92)         (461)
                                                    ====          ====


          See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                        -----------------------
                                                                          1998            1997
                                                                        -------          ------
                                                                          amounts in millions
                                                                              (see note 3)
Cash flows from operating activities:
   Net earnings (loss)                                                  $   (73)             26
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                       724             694
        Stock compensation                                                  136               8
        Payments of obligation relating to stock compensation               (37)             (2)
        Share of losses of CSC                                               46              --
        Share of losses (earnings) of other affiliates, net                 (29)             22
        Loss on early extinguishment of debt                                 38              11
        Deferred income tax benefit                                         (15)            (92)
        Minority interests in earnings of consolidated
           subsidiaries, net                                                 89              81
        Gain on disposition and exchange of assets, net                    (193)            (40)
        Intercompany tax allocation                                          --             115
        Payments of restructuring charges                                    (4)            (19)
        Other noncash charges                                                 2               4
        Changes in operating assets and liabilities, net of the
          effect of acquisitions:
              Change in receivables                                         (53)            (82)
              Change in other accruals and payables                         (90)            120
                                                                        -------          ------
                Net cash provided by operating activities                   541             846
                                                                        -------          ------
Cash flows from investing activities:
   Capital expended for property and equipment                             (475)           (170)
   Cash paid for acquisitions                                               (47)            (76)
   Cash received in exchanges                                                --              15
   Proceeds from disposition of assets                                      312             193
   Increase in restricted cash                                             (269)            (13)
   Investments in and loans to affiliates                                  (153)            (10)
   Collections of loans to affiliates and others                            806               1
   Other investing activities                                               (18)             (9)
                                                                        -------          ------
                Net cash provided by (used in) investing
                   activities                                               156             (69)
                                                                        -------          ------
Cash flows from financing activities:
   Borrowings of debt                                                     1,883             995
   Repayments of debt                                                    (2,625)         (1,677)
   Prepayment penalties on debt                                             (34)             (7)
   Payment of redeemable preferred stock dividends                           (5)             (5)
   Payment of dividends on subsidiary preferred stock and
      Trust Preferred Securities                                            (90)            (80)
   Net change in due from related parties                                   224            (493)
   Proceeds from issuance of Trust Preferred Securities                      --             490
                                                                        -------          ------
                Net cash used in financing activities                      (647)           (777)
                                                                        -------          ------
                Net change in cash and cash equivalents                      50              --

                Cash and cash equivalents at beginning of
                   period                                                     1              --
                                                                        -------          ------
                Cash and cash equivalents at end of period              $    51              --
                                                                        =======          ======

          See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                  June 30, 1998
                                   (unaudited)


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

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statements of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses on available-for-sale securities in other comprehensive earnings that are recorded directly in stockholder's deficit. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of comprehensive earnings in the Company's consolidated statements of operations, and is included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statement of common stockholder's deficit.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

         Certain prior period amounts have been reclassified for comparability with the 1998 presentation.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(2)      Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and Italy Merger Corp., an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T common stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger, each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

         Under the terms of the Company's Cumulative Exchangeable Preferred Stock, Series A (the "Series A Preferred Stock"), from and after January 15, 2001 (the "Initial Exchange Date") each share of the Series A Preferred Stock will be exchangeable for 2.119 shares of TCI Group Series A Stock, subject to certain anti-dilution adjustments. If the Merger is consummated, under the terms of the Series A Preferred Stock, each share of that stock will become exchangeable, from and after the Initial Exchange Date, for 1.644 shares of AT&T Common Stock, subject to certain anti-dilution adjustments. In addition, after the Merger, the Company may elect to make any dividend, redemption or liquidation payment on the Series A Preferred Stock in cash, by delivery of shares of AT&T Common Stock or by a combination of the foregoing forms of consideration.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." The Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently held by TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc., the stock of At Home Corporation held by TCI Ventures Group and the assets and business of the National Digital Television Center, Inc. ("NDTC") will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement due to the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $494 million and $548 million for the six months ended June 30, 1998 and 1997, respectively. Also during these periods, cash paid for income taxes was not material.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:

                                                                              Six months ended
                                                                                   June 30,
                                                                             -------------------
                                                                               1998       1997
                                                                             --------    -------
                                                                             amounts in millions
                Cash paid for acquisitions:
                     Aggregate cost basis of assets acquired                 $(216)          (74)
                     Liabilities assumed, net of current assets                  2             2
                     Deferred tax liability recorded in acquisitions            36            (1)
                     Acquisition of minority interests in equity of
                        consolidated subsidiaries                                2            (3)
                     Elimination of notes receivable from affiliates           129            --
                                                                             -----          ----
                        Cash paid for acquisitions                           $ (47)          (76)
                                                                             =====          ====
                Cash received in exchanges:
                     Aggregate cost basis of assets acquired                 $  --           395
                     Historical cost of assets disposed of                      --          (399)
                     Gain recorded on exchange of assets                        --           (11)
                                                                             -----          ----
                        Cash received in exchanges                           $  --           (15)
                                                                             =====          ====

         For a description of certain non-cash transactions, see notes 5, 6 and 9.

         The Company's restricted cash includes proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $303 million and $34 million at June 30,1998 and December 31, 1997, are designated to be reinvested in certain identified assets for income tax purposes.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(4)      Investment in Cablevision Systems Corporation

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately
         24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCIC to external parties and $95 million of debt owed to TCI. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 customers in exchange for approximately 14.0 million shares (as adjusted for a stock dividend) of CSC's newly issued Class A common shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. As a result of the CSC Transaction, TCIC recognized a $148 million gain in the accompanying consolidated statement of operations for the six months ended June 30, 1998. Such gain represents the excess of the $663 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCIC to CSC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of TCIC to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         At June 30, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) owned 24,991,286 shares of CSC Class A common stock, which had a closing market price of $83.50 per share on such date. Such shares represented an approximate 33.2% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for (i) the election of directors, in which case TCI effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case TCI has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. At June 30, 1998, TCIC owned 13,975,524 shares of CSC Class A common stock. Such shares represented an approximate 18.6% equity interest in CSC's total outstanding shares. In light of TCI's overall ownership interest in CSC, TCIC will account for its approximate 18.6% ownership interest in CSC under the equity method.

         Summarized unaudited results of operations for CSC, accounted for under the equity method, are as follows for the period from the date of acquisition through June 30, 1998 (amounts in millions):

                Revenue                                                         $ 1,041
                Operating, selling, general and administrative
                      expenses                                                     (816)
                Depreciation and amortization                                      (228)
                                                                                -------
                     Operating loss                                                  (3)

                Interest expense                                                   (148)
                Other, net                                                          (47)
                                                                                -------
                     Net loss                                                   $  (198)
                                                                                =======



                                      I-11
                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements



(5)      Investments in Other Affiliates

         TCIC's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for other affiliates for the periods in which the Company used the equity method to account for such other affiliates are as follows:

                                                                 Six months ended
                    Combined Operations                              June 30,
                    -------------------                        --------------------
                                                                 1998        1997
                                                               ---------   --------
                                                                amounts in millions
Revenue                                                         $ 252           187
Operating, selling, general and administrative expenses          (136)         (114)
Depreciation and amortization                                     (99)          (78)
                                                                -----          ----
    Operating income (loss)                                        17            (5)

Interest expense                                                  (55)          (38)
Other, net                                                          4             4
                                                                -----          ----
    Net loss                                                    $ (34)          (39)
                                                                =====          ====


         In January 1998, InterMedia Partners, a California limited partnership ("InterMedia Partners") repurchased substantially all of the equity interests held by partners other than TCIC. As a result of such repurchases, TCIC began consolidating InterMedia Partners.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(6)      Acquisitions and Dispositions

         In addition to the CSC Transaction described in note 4, TCIC completed during the first six months of 1998, three transactions whereby TCIC contributed cable television systems serving in the aggregate approximately 670,000 customers to three separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCIC to external parties aggregating $323 million and intercompany debt owed to TCIC aggregating $833 million. In connection with such transactions, TCIC has agreed to take certain steps to support compliance by the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $784 million. In light of such contingent commitments, the Company has deferred any gains on the formation of the 1998 Joint Ventures. Such deferred gains, which aggregated $163 million, will not be recognized until such time as the Company's contingent commitments with respect to the 1998 Joint Ventures are eliminated. The Company uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCIC, as of July 31, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.5 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCIC's debt of $4.2 billion and aggregate estimated reductions (based on 1997 amounts) to TCIC's annual revenue and annual operating income before depreciation, amortization and other non-cash items and stock compensation of $1.5 billion and $735 million, respectively.
         No assurance can be given that any of the pending Contribution Transactions will be consummated.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(7)      Debt

         Debt is summarized as follows:

                                                                  June 30,     December 31,
                                                                   1998            1997
                                                                  --------     ------------
                                                                     amounts in millions
                        Parent company debt:
                            Notes payable (a)                     $ 8,796          7,949
                            Commercial paper                          717            533
                                                                  -------         ------
                                                                    9,513          8,482
                        Debt of subsidiaries:
                            Bank credit facilities (b)              2,311          4,268
                            Notes payable (a)                         586            723
                            Convertible notes (c)                      40             40
                            Capital lease obligations and
                                other debt                            193             15
                                                                  -------         ------
                                                                  $12,643         13,528
                                                                  =======         ======

         (a) During the six months ended June 30, 1998, TCIC purchased certain notes payable which had an aggregate principal balance of $299 million and fixed interest rates ranging from 8.67% to 10.125% (the "1998 Purchases"). In connection with the 1998 Purchases, TCIC recognized a loss on early extinguishment of debt of $38 million. Such loss related to prepayment penalties amounting to $34 million and the retirement of deferred loan costs.

                  During the six months ended June 30, 1997, TCIC purchased certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases TCIC recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

         (b) At June 30, 1998, TCIC had approximately $2.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees ranging from 1/4% to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         (c) These convertible notes, which are stated net of unamortized discount of $166 million at June 30, 1998 and December 31, 1997, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At June 30, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,910 shares of Liberty Group Series A Stock, 20,711,373 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. At June 30, 1998, the fair value of TCIC's debt was $13,332 million, as compared to a carrying value of $12,643 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it
         (i) pays a fixed interest rate (the "Fixed Rate Agreement") of 6.2% and receives variable interest rates on a notional amount of $10 million at June 30, 1998 and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at June 30, 1998. During the six months ended June 30, 1998 and 1997, the Company's net payments pursuant to the Fixed Rate Agreement were less than $1 million and $4 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $4 million and $11 million, respectively.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Information concerning TCIC's Variable Rate Agreements at June 30, 1998 is as follows (dollar amounts in millions):

                                                                            Amount to
                                                                             be paid
                        Expiration        Interest rate       Notional    (received) upon
                          date           to be received        amount     termination(a)
                        ----------       --------------       --------    ---------------
                    September 1998         4.8%-5.4%          $  450         $  2
                    April 1999                7.4%                50           (1)
                    September 1999            6.4%               350           (3)
                    February 2000          5.8%-6.6%             300           (3)
                    March 2000             5.8%-6.0%             675           (1)
                    September 2000            5.1%                75            1
                    March 2027                9.7%               300          (30)
                    December 2036             9.7%               200           (8)
                                                              ------         ----
                                                              $2,400         $(43)
                                                              ======         ====

         -----------------

         (a) The estimated amount that TCIC would pay or receive to terminate the agreements at June 30, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         The Fixed Rate Agreement expires in August 1998. At June 30, 1998, the Company would be required to pay less than $1 million to terminate the Fixed Rate Agreement.

         In addition to the Fixed and Variable Rate Agreements, TCIC entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (6.1% at June 30,
         1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (5.9% at June 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1998) and receives a variable rate based on CMT (6.0% at June 30, 1998) on notional amounts of $95 million through February 2000. During the six months ended June 30, 1998, TCIC's net payments pursuant to such agreements were less than $1 million. At June 30, 1998, TCIC would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, as of June 30, 1998, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCIC does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(8) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust Preferred Securities aggregated $71 million and $61 million for the six months ended June 30, 1998 and 1997, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(9)      Related Party Transactions

         At June 30, 1998, amounts due from related parties include (i) $71 million representing the net amount due from TCI and certain subsidiaries of TCI pursuant to promissory notes, including accrued interest, and (ii) $21 million representing the net amount due from TCI pursuant to a non-interest bearing intercompany account. The net intercompany interest income earned on the promissory notes aggregated $4 million and $9 million during the six months ended June 30, 1998 and 1997, respectively.

         As a part of a legal restructuring that was completed in connection with the April 30, 1998 formation of one of the 1998 Joint Ventures, TCI transferred 50% of its 100% ownership interest in TKR Cable Partners to the Company. At the time of the transfer, TKR Cable Partners owned a 30% interest in TCI TKR L.P., a 70%-owned subsidiary of the Company and the parent of TCI TKR Cable II, Inc. ("TCI TKR II"). Upon completion of the restructuring, TCI's 30% minority ownership interest in TCI TKR L.P. was eliminated and TCI and the Company each became an owner of a 50% interest in TCI TKR II. In connection with the restructuring, the historical cost of the net assets received was reflected as a $137 million decrease to the amount due from related parties.

         Through June 30, 1997, TCI Starz, Inc. ("TCI Starz"), a subsidiary of TCI, had a 50.1% partnership interest in QE+Ltd. ("QE+"), which distributes "STARZ!", a first-run movie premium programming service. Another subsidiary of TCI, Liberty Media Corporation ("Liberty") held the remaining 49.9% partnership interest, and TCIC was a party to an affiliation agreement (the "Old Affiliation Agreement") with QE+ related to the distribution of the STARZ! service.

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

         Charges to TCIC for programming pursuant to the Old Affiliation Agreement, the EMG Affiliation Agreement and other related party programming agreements with certain other TCI subsidiaries attributed to Liberty Media Group aggregated $110 million and $31 million for the six months ended June 30, 1998 and 1997, respectively. Such charges are based upon customary rates charged to others.

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. The utilization-based charges are set at levels that management believes to be reasonable and that approximate the costs Liberty Media Group and TCI Ventures Group would incur for comparable services on a stand-alone basis. During the six months ended June 30, 1998 and 1997, Liberty Media Group was allocated $2 million and $1 million, respectively, and TCI Ventures Group was allocated $6 million and $4 million, respectively, in corporate general and administrative costs by TCIC. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated financial statements.

         During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of Tele-Communications International, Inc. in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TCI Ventures Group on September 10, 1997. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the six months ended June 30, 1997, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was $1 million and (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $2 million.

         Pursuant to an agreement between TCI Music, Inc., a subsidiary of TCI ("TCI Music") and TCI, certain subsidiaries of TCIC are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. During the six months ended June 30, 1998, the aggregate amount paid by TCIC to TCI Music pursuant to such arrangement was $9 million. Such amount is included as a reduction of revenue in the accompanying consolidated statements of operations.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Through September 30, 1997, Liberty Media Group leased satellite transponder facilities from a subsidiary of TCIC. Charges by TCIC for such lease arrangements aggregated $4 million for the six months ended June 30, 1997.

         Since October 1, 1997, TCIC leases satellite transponder facilities and receives video transport services from entities attributed to TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the six months ended June 30, 1998 aggregated $6 million. Such amounts are included in operating costs and expenses in the accompanying consolidated statements of operations.

         A subsidiary of TCI that was attributed to TCI Ventures Group leased certain equipment under a capital lease. During 1997, such equipment was subleased to TCIC under an operating lease. In January 1998, the Company paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCIC. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCIC (including capital lease obligations aggregating $176 million) has been reflected as an increase of TCIC's common stockholder's deficit.

         In addition, a subsidiary attributed to TCI Ventures Group distributed certain program services to TCIC. Charges to TCIC for such services aggregated $4 million for each of the six months ended June 30, 1998 and 1997, and are included in operating costs and expenses in the accompanying consolidated financial statements.

         TCIC distributed certain program services to a subsidiary attributed to TCI Ventures Group. The charges, which approximate TCIC's cost, aggregated $3 million in each of the six month periods ended June 30, 1998 and 1997. Amounts received by TCIC pursuant to this arrangement are included in operating costs and expenses in the accompanying combined financial statements.

(10)     Commitments and Contingencies

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

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $220 million at June 30, 1998. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. As described in note 6, TCIC also has provided certain credit enhancements with respect to the 1998 Joint Ventures. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of June 30, 1998, the amount of such obligations or guarantees was approximately $272 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 9, TCIC has agreed to make fixed monthly payments through 2022 to Liberty Media Group pursuant to the EMG Affiliation Agreement.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         TCIC is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated at June 30, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated at June 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $419 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Certain officers and other key employees of the Company hold options with tandem stock appreciation rights to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of (i) compensation relating to stock appreciation rights granted to such employees of the Company and (ii) the Company's allocable portion of compensation with respect to stock appreciation rights held by certain officers and directors of TCI have been recorded in the Company's consolidated financial statements. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market values of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock and, ultimately, on the final determination of market values when such rights are exercised.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation (formerly NextLevel Systems, Inc., "GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device. Through June 30, 1998, approximately 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note
         2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         TCIC has entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, TCIC agreed to sell to and lease back from the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $400 million. The initial term of the lease is two years, and it provides for renewal, at TCIC's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCIC is required to either (i) purchase the equipment at the Termination Value (as defined in the lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of June 30, 1998, TCIC has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $107 million. Current annual lease payments with respect to such leased equipment are $16 million. The Company has treated the Lease as an operating lease in the accompanying consolidated financial statements.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of TCIC's products and services, systems that support operations of TCIC and protect its assets, and all internal use software. TCI is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, TCIC began the process of testing and replacing or remediating critical components of its cable systems' headend equipment. Although no assurance can be given, TCIC expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCIC began the process of remediating systems that control the commercial advertising in its cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. TCIC continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. TCIC's business and financial systems and software which will continue to be utilized by TCIC beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

         Significant third party vendors whose systems are critical to TCIC's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, TCIC completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, TCIC has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of TCIC's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. TCIC's allocable share of such cost elements is estimated to be not less than $41 million. Although there can be no assurance, TCIC anticipates that the costs ultimately required to be paid to ensure TCIC's year 2000 readiness will not have a material adverse effect on TCIC's financial position, results of operations or cash flows. However, there can be no assurance that TCIC's systems or the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by TCIC or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

                                                                     (continued)

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

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, uncertainties inherent in the Company's and its major vendors' year 2000 remediation efforts (including uncertainties with respect to the availability of equipment and skilled personnel), new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Proposed Merger

         TCI and AT&T have agreed to a Merger pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement dated as of June 23, 1998. In the Merger, TCI will become a wholly-owned subsidiary of AT&T. In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group. Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and AT&T Liberty Tracking Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, as to the date of such consummation. For additional information concerning the Merger, see note 2 to the accompanying consolidated financial statements.

         Year 2000

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of TCIC's products and services, systems that support operations of TCIC and protect its assets, and all internal use software. TCI is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, TCIC began the process of testing and replacing or remediating critical components of its cable systems' headend equipment. Although no assurance can be given, TCIC expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCIC began the process of remediating systems that control the commercial advertising in its cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. TCIC continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. TCIC's business and financial systems and software which will continue to be utilized by TCIC beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Significant third party vendors whose systems are critical to TCIC's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, TCIC completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, TCIC has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of TCIC's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

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

         Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. TCIC's allocable share of such cost elements is estimated to be not less than $41 million. Although there can be no assurance, TCIC anticipates that the costs ultimately required to be paid to ensure TCIC's year 2000 readiness will not have a material adverse effect on TCIC's financial position, results of operations or cash flows. However, there can be no assurance that TCIC's systems or the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by TCIC or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

         Material Changes in Results of Operations

         Revenue

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Regulated Services are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the FCC to regulate rates. At June 30, 1998, approximately 67% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Results of Operations (continued)

         During the six months ended June 30, 1998, 75% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         During the first six months of 1998, TCIC consummated the 1998 Contribution Transactions. Since January 1, 1997, TCIC has also consummated certain other acquisitions and dispositions. Such transactions affect the comparability of TCIC's results of operations for the three and six months ended June 30, 1998 and 1997. For additional information, see notes 4 and 6 to the accompanying consolidated financial statements of the Company.

         TCIC's revenue decreased $69 million or 4% for the three months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 1%. Revenue from TCIC's customers accounted for 2% of such increase in revenue, primarily as a result of a 6% increase in basic revenue that was partially offset by a 10% decrease in premium revenue. TCIC experienced a 5% increase in its average basic rate, an increase in the number of average basic customers of 1%, a 5% decrease in its average premium rate and a 5% decrease in the number of average premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCIC provided fulfillment services to a third party resulted in a 1 % decrease in revenue.

         TCIC's revenue decreased $63 million or 2% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 1%. Revenue from TCIC's customers accounted for 1% of such increase in revenue, primarily as a result of a 5% increase in basic revenue that was partially offset by a 12% decrease in premium revenue. TCIC experienced a 5% increase in its average basic rate, a decrease in the number of average basic customers of less than 1%, a 3% decrease in its average premium rate and a 9% decrease in the number of average premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCIC provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for a 1% increase in revenue.

         Operating Costs and Expenses

         Operating expenses decreased $46 million or 8% and $26 million or 2% for the three months and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 1% and 3%, respectively. Such increases relate primarily to higher programming and labor costs, which were partially offset by reductions attributable to higher capitalized labor and overhead resulting from increased installation and construction activities.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Results of Operations (continued)

         TCIC cannot determine whether, and to what extent, increases in the cost of programming will affect its future operating costs. However, due to TCIC's obligations under the EMG Affiliation Agreement with Encore Media Group, it is anticipated that TCIC's programming costs with respect to the STARZ! and Encore premium services will increase in 1998 and future periods. See note 9 to the accompanying consolidated financial statements.

         Selling, general and administrative expenses increased $27 million or 9% for the three months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 14%. Such increase was due primarily to general increases in expenses relating to the launch of digital products and other initiatives, increased data processing costs, lower launch and other incentives from programming suppliers and other individually insignificant increases in general and administrative expenses.

         Selling, general and administrative expenses increased $48 million or 8% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 11%. Such increase was due primarily to general increases in expenses relating to the launch of digital products and other initiatives, increased data processing costs and other individually insignificant increases in general and administrative expenses.

         Certain officers and other key employees of the Company hold options with tandem stock appreciation rights to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of (i) compensation relating to stock appreciation rights granted to such employees of the Company and (ii) the Company's allocable portion of compensation with respect to stock appreciation rights held by certain officers and directors of TCI have been recorded in the Company's consolidated financial statements. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market values of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock and, ultimately, on the final determination of market values when such rights are exercised.

         Depreciation and amortization expense increased $2 million or 1% and $30 million or 4% for the three and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases represent the net effects of decreases due to the 1998 Contribution Transactions and other dispositions that were more than offset by increases attributable to acquisitions and capital expenditures.

         Other Income and Expenses

         TCIC's interest expense decreased $47 million or 17% and $54 million or 10% for the three and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily the result of debt reductions attributable to the 1998 Contribution Transactions.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Results of Operations (continued)

         TCIC's share of CSC's losses, including amortization of the difference between the recorded value of TCIC's investment in CSC and TCIC's proportionate share of CSC's net deficiency, aggregated $28 million and $46 million for the three months ended June 30, 1998 and for the period from March 4, 1998 through June 30, 1998, respectively. As described in note 4 to the accompanying consolidated financial states of TCIC, TCIC acquired an approximate 18.6% of ownership interest in CSC on March 4, 1998.

         TCIC's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business. TCIC's share of net earnings (losses) of other affiliates aggregated $(3 million) and $29 million for the three and six months ended June 30, 1998, respectively, as compared to $(10 million) and $(22 million) for the corresponding prior year periods. A significant portion of the change from the six months ended June 30, 1997 to the six months ended June 30, 1998 is attributable to the Company's share of a 1998 gain recognized by InterMedia Partners on the sale of certain cable television systems. Such gain was recognized by InterMedia Partners prior to the time that the Company began to consolidate InterMedia Partners. See note 5 to the accompanying consolidated financial statements.

         During the six months ended June 30, 1998 and 1997, TCIC purchased certain notes payable which had aggregate principle balances of $299 million and $190 million, respectively. In connection with such purchases, TCIC recognized losses on early extinguishment of debt of $38 million and $11 million for the six months ended June 30, 1998 and 1997, respectively. Such losses relate to prepayment penalties and the retirement of deferred loan costs.

         Minority interests in earnings of consolidated subsidiaries aggregated $46 million and $89 million for the three and six months ended June 30, 1998, respectively, as compared to $55 million and $81 million for the corresponding prior year periods. The majority of such amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in August 1996 by a subsidiary of the Company. See note 8 to the accompanying consolidated financial statements.

         Gain on disposition of assets of $193 million for the six months ended June 30, 1998 relates primarily to the March 4, 1998 contribution of cable television systems by TCIC to CSC. Such gain represents the excess of the $663 million fair value of CSC Class A common shares received by TCIC over the historical cost of the net assets transferred by TCIC to CSC. See note 4 to the accompanying consolidated financial statements.

         Net Losses

         As a result of the above described fluctuations in the Company's results of operations, (i) TCIC's net loss (before preferred stock dividend requirements) of $111 million for the three months ended June 30, 1998 changed by $98 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $13 million for the three months ended June 30, 1997, and (ii) TCIC's net loss (before preferred stock dividend requirements) of $73 million for the six months ended June 30, 1998 changed by $99 million, as compared to TCIC's net earnings (before preferred stock dividend requirements) of $26 million for the six months ended June 30, 1997.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         MATERIAL CHANGES IN FINANCIAL CONDITION

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 24.5 million newly issued CSC Class A common shares (as adjusted for a stock dividend). CSC also assumed and repaid approximately $574 million of debt owed by TCIC to external parties and $95 million of debt owed to TCI. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 customers in exchange for approximately 14.0 million shares (as adjusted for a stock dividend) and CSC assumed approximately $78 million of intercompany debt owed to TCIC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of TCIC to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. For additional information concerning the CSC Transaction, see note 4 to the accompanying consolidated financial statements.

         In addition to the above described CSC transaction, TCIC completed the 1998 Joint Ventures during the first six months of 1998, whereby TCIC contributed cable television systems serving in the aggregate approximately 670,000 customers to three separate joint ventures in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCIC to external parties aggregating $323 million and intercompany debt owed to TCIC aggregating $833 million. In connection with the 1998 Joint Ventures, TCIC has agreed to take certain steps to support compliance each of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $784 million. In light of such contingent commitments, the Company has deferred any gains on the formation of the 1998 Joint Ventures. Such deferred gains, which aggregated $163 million, will not be recognized until such time as the Company's contingent commitments with respect to the 1998 Joint Ventures are eliminated. The Company uses the equity method of accounting to account for its investments in the 1998 Joint Ventures.

         Including the 1998 Contribution Transactions, TCIC, as of July 31, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.5 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCIC's debt of $4.2 billion and aggregate estimated reductions (based on 1997 amounts) to TCIC's annual revenue and annual operating income before depreciation, amortization and other non-cash items and stock compensation of $1.5 billion and $735 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         A subsidiary of TCI that was attributed to TCI Ventures Group leased certain equipment under a capital lease. During 1997, such equipment was subleased to TCIC under an operating lease. In January 1998, the Company paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCIC. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCIC (including capital lease obligations aggregating $176 million) has been reflected as an increase of TCIC's common stockholder's deficit.

         At June 30, 1998, subsidiaries of the Company had approximately $2.6 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 7 to the accompanying consolidated financial statements for additional information regarding the Company's debt.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization, other non-cash items and stock compensation) ($1,273 million and $1,358 million during the six months ended June 30, 1998 and 1997, respectively) to interest expense ($492 million and $546 million during the six months ended June 30, 1998 and 1997, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 259% and 249% during the six months ended June 30, 1998 and 1997, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, the Company's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. In the event the Company is unable to achieve such objective, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of equity of its subsidiaries and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($541 million and $846 million during the six months ended June 30, 1998 and 1997, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         The amount of capital expended by TCIC for property and equipment was $475 million, $170 million and $571 million during the six months ended June 30, 1998 and 1997, and the year ended December 31, 1997, respectively. In light of TCIC's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, TCIC anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCIC estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCIC expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCIC cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         TCIC's restricted cash includes proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $303 million and $34 million at June 30,1998, and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $220 million at June 30, 1998. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. TCIC also has provided certain credit enhancements with respect to the 1998 Joint Ventures. See note 6 to the accompanying consolidated financial statements. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation through 2022.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         TCIC is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated at June 30, 1998 to make minimum payments aggregating approximately $1.6 billion through December 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated at June 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $419 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of June 30, 1998, the amount of such obligations or guarantees was approximately $272 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other Approved Purchasers that may be designated from time to time by NDTC, entered into the Digital Terminal Purchase Agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device. Through June 30, 1998, approximately 525,000 set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. It is anticipated that the value associated with such equity interest would be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2 to the accompanying consolidated financial statements. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         TCIC has entered into an Operating Lease Agreement with an unaffiliated third party (the "Lessor"). Under the Lease, TCIC agreed to sell to and lease back from the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $400 million. The initial term of the lease is two years, and it provides for renewal, at TCIC's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCIC is required to either (i) purchase the equipment at the Termination Value (as defined in the lease), or
(ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of June 30, 1998, TCIC has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $107 million. Current annual lease payments with respect to such leased equipment are $16 million. The Company has treated the Lease as an operating lease in the accompanying consolidated financial statements.

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

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company has entered into Interest Rate Swaps pursuant to which it (i) pays a fixed interest rate of 6.2% and receives variable interest rates on a notional amount of $10 million at June 30, 1998 and (ii) pays variable interest rates and receives fixed interest rates ranging from 4.8% to 9.7% on notional amounts of $2,400 million at June 30, 1998. During the six months ended June 30, 1998 and 1997, the Company's net payments pursuant to the Fixed Rate Agreement were less than $1 million and $4 million, respectively; and the Company's net receipts pursuant to the Variable Rate Agreements were $4 million and $11 million, respectively.

         At June 30, 1998, the Company would be required to pay less than $1 million to terminate the Fixed Rate Agreement and would be entitled to receive $43 million upon termination of the Variable Rate Agreements.

         In addition to the Fixed and Variable Rate Agreements, TCIC entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (6.1% at June 30, 1998) and receives a variable rate based on CMT (5.9% at June 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (6.0% at June 30, 1998) and receives a variable rate based on CMT (6.0% at June 30, 1998) on notional amounts of $95 million through February 2000. During the six months ended June 30, 1998, TCIC's net payments pursuant to such agreements were less than $1 million. At June 30, 1998, TCIC would be required to pay an estimated $3 million to terminate such Interest Rate Swaps.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Material Changes in Financial Condition (continued)

         The Company is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of June 30, 1998, TCIC does not anticipate material near-term losses in future earnings, fair values of cash flows resulting from derivative financial instruments. See note 7 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At June 30, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, TCIC has $6,891 million (or 55%) of fixed rate debt and $5,752 million (or 45%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCIC expects that it would experience an increase in interest expense.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1998 to which the Company or any of its consolidated subsidiaries is a party or of which any of its property is subject, except as follows:

         New Developments in Previously Reported Litigation

         As previously reported, on December 9, 1996, C. Lamont Smith and The Black Movie Channel, LLC filed suit in the District Court for the City and County of Denver against subsidiaries of Tele-Communications, Inc. (TCI Communications, Inc.; Mile Hi Cable Partners, LP; Liberty Media Corporation and Encore Media Corporation); Black Entertainment Television; Steve Santamaria; Media Management Group, Inc. and Virginia Butler. On August 5, 1997, the trial court entered an Order dismissing all of plaintiffs' claims against defendants Liberty and Encore as well as plaintiffs' first, second, fifth, and a portion of the twelfth claim for relief against the remaining TCI defendants. The partnership's motion for judgment on the pleadings was denied with respect to plaintiffs' remaining claims. The trial court certified its rulings for an immediate appeal, which was filed by plaintiffs and will take from 12 to 18 months for a decision from the appellate court. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1. Legal Proceedings (continued).

         As previously reported, in January of 1995, two class action complaints ("Actions") were filed against Interactive Network, Inc. ("Interactive") and certain of its then current and former officers and directors (collectively the "Interactive Defendants") in the United States District Court for the Northern District of California which sought unspecified damages for alleged violations of the disclosure requirements of the federal securities laws. The actions were filed on behalf of a class of shareholders that purchased the stock of Interactive during the period of August 15, 1994 through November 22, 1994. Pursuant to an order of the Court, the Actions were consolidated and in April 1995, a Consolidated Amended Class Action Complaint captioned In re Interactive Network Inc. Securities Litigation ("Consolidated Case") was filed in the same court which sought damages against the Interaction Defendants for violation of the federal securities law disclosure requirements during the class period May 2, 1994 through March 31, 1995. On or about January 13, 1997, Plaintiffs filed a Fourth Amended Complaint, seeking damages against the Interactive Defendants and Tele-Communications, Inc., TCI Communications, Inc., TCI Development Corporation, and Gary Howard (collectively, "the TCI Defendants") for violation of federal securities law disclosure requirements during the class period May 16, 1994 through March 31, 1995. In addition, the Fourth Amended Complaint sought damages against the TCI Defendants based upon the allegation that they were "controlling persons" of Interactive at the time the alleged wrongs took place. On January 30, 1997, the TCI Defendants and the Interactive Defendants separately moved to dismiss the Fourth Amended Complaint on the ground that it failed to state a cause of action against them. On April 4, 1997, the Court issued an order dismissing, with prejudice, the primary liability claims against the TCI Defendants. The Court granted the Plaintiffs leave to amend their Complaint as to their claim for violation of federal securities law disclosure requirements against the Interactive Defendants. The Court further granted Plaintiffs leave to amend their "controlling person" claim against the TCI Defendants. On or about April 30, 1997, Plaintiffs filed a Fifth Amended Complaint seeking damages for violation of federal securities law disclosure requirements against the Interactive and TCI Defendants during the class period January 19, 1994 through March 31, 1995. The Fifth Amended Complaint also seeks damages against the TCI Defendants as "controlling persons." On October 9, 1997, the Court granted the Interactive Defendants' Motion to Dismiss with Prejudice substantial portions of the Fifth Amended Complaint. On March 30, 1998 the Court entered a stipulated order dismissing all of the TCI Defendants from the consolidated case. The stipulated dismissal did not have any adverse effect upon the financial condition of the Company. Such stipulated dismissal represents the final resolution of this matter and this case will not be reported on in the future.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 1. Legal Proceedings (continued).


         As previously reported, on February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against Tele-Communications, Inc. and certain current and former officers of TCI and its subsidiary, TCI Communications, Inc. (John C. Malone, Brendan R. Clouston, Barry P. Marshall, Camille K. Jayne, Sadie N. Decker, Bruce W. Ravenel, Gerald W. Gaines, Bernard W. Schotters, II) and Daniel L. Ritchie and Donne F. Fisher, in their capacity as co-personal representatives of the Estate of Bob Magness. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). On September 3, 1997, defendants motion to dismiss was denied. Defendants answered the Complaint on October 3, 1997. Discovery is proceeding and the parties have agreed to attend a mediation which will take place at some date in the future. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (10) Letter Agreement dated as of November 7, 1997, between the Company and Marvin Jones

                  (27)   TCI Communications, Inc. Financial Data Schedule

         (b)      Reports on Form 8-K filed during the quarter ended
                  June 30, 1998:

                            Date of                Item
                             Report               Reported               Financial Statements Filed
                            -------               --------               --------------------------
                           May 6, 1998             Item 5                None.

                          May 8, 1998, as          Items 2, 5 and 7      CSC Holdings, Inc. (formerly
                             amended on                                    Cablevision Systems
                             June 30, 1998                                 Corporation)
                                                                              Years ended
                                                                                December 31, 1997,
                                                                                1996 and 1995

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TCI COMMUNICATIONS, INC.




Date:      August 14, 1998                 By:   /s/ Marvin L. Jones
                                              ----------------------------------
                                                     Marvin L. Jones
                                                      President and Chief
                                                       Executive Officer




Date:      August 14, 1998                 By:   /s/ Stephen M. Brett
                                              ----------------------------------
                                                     Stephen M. Brett
                                                      Executive Vice President,
                                                       General Counsel and
                                                       Secretary




Date:      August 14, 1998                 By:   /s/ Bernard W. Schotters
                                              ----------------------------------
                                                     Bernard W. Schotters
                                                      Executive Vice President
                                                       (Principal Financial
                                                        Officer)




Date:      August 14, 1998                 By:   /s/ Ann M. Koets
                                              ----------------------------------
                                                     Ann M. Koets
                                                      Executive Vice President
                                                       (Principal Accounting
                                                        Officer)

                                  EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

          EXHIBIT
          NUMBER                   DESCRIPTION
          -------                  -----------
         (10)        Letter Agreement dated as of November 7, 1997, between the
                     Company and Marvin Jones

         (27)        TCI Communications, Inc. Financial Data Schedule