Form 10-Q
period 1998-09-30
TCI COMMUNICATIONS INC
filed 1998-11-13
CIK 96903

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from _____ to _____


Commission File Number 0-5550


                            TCI COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Delaware                            84-0588868
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          5619 DTC Parkway
         Englewood, Colorado                             80111
---------------------------------------                ----------
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



         All of the Registrant's common stock is owned by Tele-Communications, Inc. The number of shares outstanding of the Registrant's common stock as of October 31, 1998, was:
                    Class A common stock -811,655 shares; and
                      Class B common stock - 94,447 shares.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                             September 30,   December 31,
                                                                                                 1998           1997
                                                                                             -------------   ------------
Assets                                                                                           amounts in millions

Cash and cash equivalents                                                                      $  --               1

Restricted cash (note 3)                                                                           358            35

Trade and other receivables, net                                                                   456           319

Investment in Cablevision Systems Corporation ("CSC"), accounted for under the equity method (note 4)
                                                                                                   574          --

Investments in other affiliates, accounted for under the equity method, and related receivables (note 5)
                                                                                                   588           231

Property and equipment, at cost:
   Land                                                                                             56            70
   Distribution systems                                                                          9,388         9,547
   Support equipment and buildings                                                               1,357         1,351
                                                                                               -------       -------
                                                                                                10,801        10,968
   Less accumulated depreciation                                                                 4,492         4,444
                                                                                               -------       -------
                                                                                                 6,309         6,524
                                                                                               -------       -------

Franchise costs                                                                                 15,029        17,154
   Less accumulated amortization                                                                 2,572         2,711
                                                                                               -------       -------
                                                                                                12,457        14,443
                                                                                               -------       -------

Other assets, net of accumulated amortization                                                      352           305
                                                                                               -------       -------

                                                                                               $21,094        21,858
                                                                                               =======       =======




                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                     Consolidated Balance Sheets, continued
                                   (unaudited)

                                                                                               September 30,     December 31,
                                                                                                   1998              1997
                                                                                               -------------     ------------
Liabilities and Common Stockholder's Deficit                                                         amounts in millions

Accounts payable                                                                                 $    147             131

Accrued interest                                                                                      154             248

Accrued programming expense                                                                           258             242

Other accrued expenses                                                                                677             651

Debt (note 7)                                                                                      12,244          13,528

Deferred income taxes                                                                               5,355           5,215

Other liabilities (note 6)                                                                            284             125
                                                                                                 --------        --------
      Total liabilities                                                                            19,119          20,140
                                                                                                 --------        --------
Minority interests in equity of consolidated
      subsidiaries                                                                                    668             787
Redeemable preferred stock                                                                            232             232

Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts ("Trust
   Preferred Securities") holding solely
   subordinated debt securities of the Company
   (note 8)                                                                                         1,500           1,500
Common stockholder's deficit:
   Class A common stock, $1 par value. Authorized
      910,553 shares; issued and outstanding
      811,655 shares                                                                                    1               1
   Class B common stock, $1 par value.
      Authorized, issued and outstanding 94,447                                                       --              --
   Additional paid-in capital                                                                       1,800           1,857
   Accumulated other comprehensive earnings, net
      of taxes (note 1)                                                                                44               4
   Accumulated deficit                                                                               (956)           (957)
                                                                                                 --------        --------
                                                                                                      889             905
   Investment in Tele-Communications, Inc. ("TCI"),
      at cost                                                                                      (1,144)         (1,143)
   Due from related parties (note 9)                                                                 (170)           (563)
                                                                                                 --------        --------
      Total common stockholder's deficit                                                             (425)           (801)
                                                                                                 --------        --------
Commitments and contingencies (notes
   2, 6, 10 and 11)
                                                                                                 $ 21,094          21,858
                                                                                                 ========        ========



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                      Consolidated Statements of Operations
                                   (unaudited)


                                                                             Three months ended              Nine months ended
                                                                                September 30,                   September 30,
                                                                             ---------------------          -------------------
                                                                               1998           1997          1998           1997
                                                                             ---------------------          -------------------
                                                                                              amounts in millions,
                                                                                            except per share amounts

Revenue (note 9)                                                             $ 1,442          1,562          4,429          4,612

Operating costs and expenses:
   Operating:
      Unaffiliated                                                               473            533          1,460          1,590
      Related party (note 9)                                                      60             54            178            136
   Selling, general and administrative (note 9)                                  299            302            908            855
   Year 2000 costs (note 11)                                                       3           --                3           --
   Stock compensation (note 10)                                                   13             35            149             43
   Depreciation and amortization                                                 355            325          1,079          1,019
                                                                             -------        -------        -------        -------
                                                                               1,203          1,249          3,777          3,643
                                                                             -------        -------        -------        -------

      Operating income                                                           239            313            652            969

Other income (expense):
   Interest expense                                                             (236)          (257)          (728)          (803)
   Interest income                                                                 4              5              6             12
   Intercompany interest, net (note 9)                                             1              2              5             11
   Share of losses of CSC (note 4)                                               (43)          --              (89)          --
   Share of losses of other affiliates, net (note 5)                             (32)           (25)            (3)           (47)
   Loss on early extinguishment of debt (note 7)                                  (6)          --              (44)           (11)
   Minority interests in earnings of consolidated subsidiaries,
      net (note 8)                                                               (45)           (46)          (134)          (127)
   Gain (loss) on disposition of assets, net (notes 4 and 6)                     300            (35)           493              5
   Other, net                                                                     (4)            (5)           (12)            (4)
                                                                             -------        -------        -------        -------
                                                                                 (61)          (361)          (506)          (964)
                                                                             -------        -------        -------        -------

      Earnings (loss) before income taxes                                        178            (48)           146              5

Income tax benefit (expense)                                                    (104)            10           (145)           (17)
                                                                             -------        -------        -------        -------

      Net earnings (loss)                                                         74            (38)             1            (12)

Dividend requirements on preferred stocks                                         (2)            (2)            (7)            (7)
                                                                             -------        -------        -------        -------

      Net earnings (loss) attributable to common stockholder
                                                                             $    72            (40)            (6)           (19)
                                                                             =======        =======        =======        =======

Comprehensive earnings (loss) (note 1)                                       $   116            (35)            41             (3)
                                                                             =======        =======        =======        =======


See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

             Consolidated Statement of Common Stockholder's Deficit
                      Nine months ended September 30, 1998
                                   (unaudited)



                                                                                                  Accumulated
                                                                                                     other
                                                                                   Additional    comprehensive
                                                                  Common stock      paid-in        earnings,
                                                              Class A     Class B   capital       net of taxes
                                                              -------     -------  ----------    -------------


Balance at January 1, 1998                                    $    1       --        1,857             4

   Net earnings                                                 --         --         --            --
   Accreted dividends on redeemable
     preferred stock                                            --         --           (7)         --
   Change in unrealized holding gains on
     available-for-sale securities, net of
     taxes                                                      --         --         --              40
   Transfer of net liabilities from related
     party (note 9)                                             --         --          (50)         --
   Transfer of net assets from TCI (note 9)
   TCI Group Stock (as defined in note 1)
     received in connection with settlement
     of litigation                                              --         --         --            --
   Change in due from related parties                           --         --         --            --
                                                              ------       --       ------        ------

Balance at September 30, 1998                                 $    1       --        1,800            44
                                                              ======       ==       ======        ======





                                                                                                          Total
                                                                           Investment      Due           common
                                                              Accumulated     in       from related    stockholder's
                                                                deficit       TCI        parties         deficit
                                                              -----------  ----------  ------------     ------------
                                                              amounts in millions

Balance at January 1, 1998                                      (957)       (1,143)         (563)         (801)

   Net earnings                                                    1          --            --               1
   Accreted dividends on redeemable
     preferred stock                                            --            --            --              (7)
   Change in unrealized holding gains
     on available-for-sale securities, net
     of taxes                                                   --            --            --              40
   Transfer of net liabilities from related
     party (note 9)                                             --            --            --             (50)
   Transfer of net assets from TCI
     (note 9)                                                   --            --             130           130
   TCI Group Stock (as defined in
     note 1) received in connection with
     settlement of litigation                                   --              (1)         --              (1)
   Change in due from related parties                           --            --             263           263
                                                              ------        ------        ------        ------
Balance at September 30, 1998                                   (956)       (1,144)         (170)         (425)
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

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


                      Consolidated Statements of Cash Flows
                                 (unaudited)

                                                                                    Nine months ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                   1998            1997
                                                                                   ----            ----
                                                                                    amounts in millions
                                                                                        (see note 3)

Cash flows from operating activities:
   Net earnings (loss)                                                           $     1            (12)
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                              1,079          1,019
        Stock compensation                                                           149             43
        Payments of obligation relating to stock compensation                        (56)            (4)
        Share of losses of CSC                                                        89           --
        Share of losses of other affiliates, net                                       3             47
        Loss on early extinguishment of debt                                          44             11
        Minority interests in earnings of consolidated
        subsidiaries, net                                                            134            127
        Gain on disposition of assets                                               (493)            (5)
        Intercompany tax allocation                                                   (8)           125
        Deferred income tax expense (benefit)                                        126           (108)
        Payments of restructuring charges                                             (4)           (21)
        Other noncash charges                                                          3              3
        Changes in operating assets and liabilities, net of the
           effect of acquisitions:
              Change in receivables                                                 (142)            (1)
              Change in accruals and payables                                        (57)            22
                                                                                 -------        -------
                Net cash provided by operating activities                            868          1,246
                                                                                 -------        -------
Cash flows from investing activities:
   Cash paid for acquisitions                                                       (122)          (160)
   Capital expended for property and equipment                                      (994)          (324)
   Investments in and loans to affiliates                                           (174)           (31)
   Collections of loans to affiliates                                              1,509             16
   Proceeds from disposition of assets                                               355            269
   Change in restricted cash                                                        (323)            39
   Cash received in exchanges                                                         45             18
   Other investing activities                                                          2            (50)
                                                                                 -------        -------
                Net cash provided by (used in) investing
                   activities                                                        298           (223)
                                                                                 -------        -------
Cash flows from financing activities:
   Borrowings of debt                                                              2,583          2,928
   Repayments of debt                                                             (3,725)        (3,686)
   Payment of redeemable preferred stock dividends                                    (7)            (7)
   Payment of dividends on subsidiary preferred stock and
      Trust Preferred Securities                                                    (134)          (124)
   Prepayment penalties                                                              (39)            (7)
   Net change in due from related parties                                            155           (617)
   Proceeds from issuance of Trust Preferred Securities                             --              490
                                                                                 -------        -------
                Net cash used in financing activities                             (1,167)        (1,023)
                                                                                 -------        -------
                Net change in cash and cash equivalents                               (1)          --

                Cash and cash equivalents at beginning of period                       1           --
                                                                                 -------        -------
                Cash and cash equivalents at end of period                       $  --             --
                                                                                 =======        =======



See accompanying notes to consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements



                               September 30, 1998
                                   (unaudited)


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

                                                                     (continued)
                                      I-7

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(2)      Proposed Merger

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998 (the "Merger Agreement"), among TCI, AT&T and an indirect wholly-owned subsidiary of AT&T. In the Merger, TCI will become a wholly-owned subsidiary of AT&T and (i) each share of TCI Group Series A Stock will be converted into .7757 of a share of common stock, par value $1.00 per share, of AT&T ("AT&T Common Stock"), (ii) each share of TCI Group Series B Stock will be converted into .8533 of a share of AT&T Common Stock, (iii) each share of Liberty Group Series A Stock will be converted into one share of a newly authorized class of AT&T Common Stock to be designated as the Class A Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class A Tracking Stock") and (iv) each share of Liberty Group Series B Stock will be converted into one share of a newly authorized class of AT&T Common Stock to be designated as the Class B Liberty Group Common Stock, par value $1.00 per share (the "AT&T Liberty Class B Tracking Stock" and together with the AT&T Liberty Class A Tracking Stock, the "AT&T Liberty Tracking Stock"). In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group and reclassify each share of TCI Ventures Group Series A Stock as .52 of a share of Liberty Group Series A Stock and each share of TCI Ventures Group Series B Stock as .52 of a share of Liberty Group Series B Stock. If such combination and reclassification does not occur prior to the Merger, then in the Merger, each share of TCI Ventures Group Series A Stock and TCI Ventures Group Series B Stock will be converted into .52 of a share of the corresponding series of AT&T Liberty Tracking Stock. In general, the holders of shares of AT&T Liberty Class A Tracking Stock and the holders of shares of AT&T Liberty Class B Tracking Stock will vote together as a single class with the holders of shares of AT&T Common Stock on all matters presented to such stockholders, with the holders being entitled to one-tenth (1/10th) of a vote for each share of AT&T Liberty Class A Tracking Stock held, 1 vote per share of AT&T Liberty Class B Tracking Stock held, and 1 vote per share of AT&T Common Stock held.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         The shares of AT&T Liberty Tracking Stock to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group," which following the Merger, will be made up of the businesses and assets which are attributed to Liberty Media Group and TCI Ventures Group at the time of the Merger. Pursuant to the Merger Agreement, immediately prior to the Merger, certain assets currently attributed to TCI Ventures Group (including, among others, the shares of AT&T Common Stock received in the merger of AT&T and Teleport Communications Group, Inc., the stock of At Home Corporation attributed to TCI Ventures Group, the assets and business of the National Digital Television Center, Inc. ("NDTC"), and TCI Ventures Group's equity interest in Western Tele-Communications, Inc.) will be transferred to TCI Group in exchange for approximately $5.5 billion in cash. Also, upon consummation of the Merger, through a new tax sharing agreement between Liberty/Ventures Group and AT&T, Liberty/Ventures Group will become entitled to the benefit of all of the net operating loss carryforwards available to the entities included in TCI's consolidated income tax return as of the date of the Merger. Additionally, certain warrants currently attributed to TCI Group will be transferred to Liberty/Ventures Group in exchange for up to $176 million in cash. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         If TCI terminates the Merger Agreement due to (i) the failure of AT&T's stockholders to approve the Merger prior to March 31, 1999, (ii) the withdrawal or modification by the AT&T Board of Directors of its approval of the transaction, or (iii) the failure to obtain necessary governmental and regulatory approvals by September 30, 1999, which failure occurs as a result of the announcement by AT&T of a significant transaction which delays receipt of such governmental approvals, AT&T will pay to TCI the sum of $1.75 billion in cash. If AT&T terminates the Merger Agreement, under certain circumstances, including the failure of TCI stockholders to approve the transaction prior to March 31, 1999 or the withdrawal or modification by the TCI Board of Directors of its approval of the Merger, TCI will pay to AT&T the sum of $1.75 billion in cash.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $822 million and $918 million for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was $11 million and $7 million for the nine months ended September 30, 1998 and 1997, respectively.

         Summary of cash paid for acquisitions and cash received in exchanges is as follows:


                                                                              Nine months ended
                                                                                 September 30,
                                                                             -------------------
                                                                             1998           1997
                                                                             -----         -----
                                                                             amounts in millions

   Cash paid for acquisitions:
     Recorded value of assets acquired                                       $(283)        (211)
     Net liabilities assumed                                                  --             54
     Deferred tax liability recorded in acquisitions                            36         --
     Acquisition of minority interests in equity of
        acquired entities                                                       (4)          (3)
     Elimination of notes receivable from affiliates                           129         --
                                                                             -----        -----
        Cash paid for acquisitions                                           $(122)        (160)
                                                                             =====        =====
Cash received in exchanges:
     Recorded value of assets acquired                                       $ (72)        (392)
     Historical cost of assets disposed of                                      87          399
     Gain recorded on exchange of assets                                        30           11
                                                                             -----        -----
        Cash received in exchanges                                           $  45           18
                                                                             =====        =====



         For a description of certain non-cash transactions, see notes 5, 6 and 9.

         The Company's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $353 million and $34 million at September 30,1998 and December 31, 1997, are designated to be reinvested in certain identified assets for income tax purposes.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(4)      Investment in Cablevision Systems Corporation

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately
         48.9 million newly issued CSC Class A common shares (as adjusted for a two-for-one stock split) (the "CSC Transaction"). CSC also assumed and repaid approximately $574 million of debt owed by TCIC to external parties and $95 million of debt owed to TCI. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 customers in exchange for approximately 28.0 million shares (as adjusted for a two-for-one stock split) of CSC's newly issued Class A common shares, and CSC assumed approximately $78 million of intercompany debt owed to TCIC. As a result of the CSC Transaction, TCIC recognized a $148 million gain in the accompanying consolidated statement of operations for the nine months ended September 30, 1998. Such gain represents the excess of the $663 million fair value of the CSC Class A common shares received over the historical cost of the net assets transferred by TCIC to CSC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of TCIC to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC.

         At September 30, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) owned 49,982,572 shares of CSC Class A common stock (as adjusted for a two-for-one stock split), which had a closing market price of $43.19 per share on such date. Such shares represented an approximate 33.2% equity interest in CSC's total outstanding shares and an approximate 9% voting interest in CSC in all matters except for
         (i) the election of directors, in which case TCI effectively has the right to designate two of CSC's directors, and (ii) any increase in authorized shares, in which case TCI has agreed to vote its interest in proportion with the public holders of CSC Class A common shares. At September 30, 1998, TCIC owned 27,951,048 shares of CSC Class A common stock (as adjusted for a two-for-one stock split). Such shares represented an approximate 18.6% equity interest in CSC's total outstanding shares. In light of TCI's overall ownership interest in CSC, TCIC accounts for its approximate 18.6% ownership interest in CSC under the equity method.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Summarized unaudited results of operations for CSC, accounted for under the equity method, are as follows for the period from the date of acquisition through September 30, 1998 (amounts in millions):

Revenue                                                                      $ 1,848
Operating, selling, general and administrative
     expenses                                                                 (1,428)
Depreciation and amortization                                                   (407)
                                                                             -------
     Operating income                                                             13

Interest expense                                                                (255)
Other, net                                                                       (70)
                                                                             -------
     Net loss                                                                $  (312)
                                                                             =======



(5)      Investments in Other Affiliates

         TCIC's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable business. Summarized unaudited results of operations for other affiliates for the periods in which the Company used the equity method to account for such other affiliates are as follows:

                                                                               Nine months ended
                    Combined Operations                                          September 30,
                    -------------------                                      -------------------
                                                                             1998           1997
                                                                             -----         -----
                                                                             amounts in millions

Revenue                                                                      $ 408          356
Operating, selling, general and
    administrative expenses                                                   (214)        (179)
Depreciation and amortization                                                 (154)        (147)
                                                                             -----        -----

    Operating income                                                            40           30

Interest expense                                                               (81)         (78)
Other, net                                                                       4           44
                                                                             -----        -----
    Net loss                                                                 $ (37)          (4)
                                                                             =====        =====


         In January 1998, InterMedia Partners ("InterMedia Partners"), a California limited partnership and an equity affiliate of TCI through December 31, 1997, repurchased substantially all of the equity interests held by partners other than TCIC. As a result of such repurchases, TCIC began consolidating InterMedia Partners.

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

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(6)      Acquisitions and Dispositions

         In addition to the CSC Transaction described in note 4, TCIC completed, during the first nine months of 1998, six transactions whereby TCIC contributed cable television systems serving in the aggregate approximately 1,224,000 customers to six separate joint ventures (collectively, the "1998 Joint Ventures") in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCIC to external parties aggregating $323 million and intercompany debt owed to TCIC aggregating $1,524 million. TCIC has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, the Company has deferred any gains on the formation of such 1998 Joint Ventures. Accordingly, the Company has recorded deferred gains aggregating $163 million and recognized net gains aggregating $260 million in connection with the formation of the 1998 Joint Ventures. The deferred gains will not be recognized until such time as the Company's contingent commitments are eliminated. The Company uses the equity method of accounting to account for its investments in the 1998 Joint Ventures. The CSC Transaction (see note 4) and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCIC, as of September 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, certain cable television systems (the "Contributed Cable Systems") serving approximately 3.5 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests (the "Contribution Transactions"). Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCIC's debt of $4.2 billion and aggregate estimated reductions (based on 1997 amounts) to TCIC's annual revenue and annual operating income before depreciation, amortization and other non-cash items and stock compensation of $1.5 billion and $735 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(7)      Debt

         Debt is summarized as follows:


                                                                           September 30,   December 31,
                                                                               1998           1997
                                                                           ------------    ------------
                                                                               amounts in millions

Parent company debt:
    Notes payable (a)                                                        $ 8,580         7,949
    Commercial paper                                                             830           533
                                                                             -------       -------
                                                                               9,410         8,482
Debt of subsidiaries:
    Bank credit facilities (b)                                                 2,063         4,268
    Notes payable (a)                                                            550           723
    Convertible notes (c)                                                         40            40
    Capital lease obligations
       and other debt                                                            181            15
                                                                             -------       -------

                                                                             $12,244        13,528
                                                                             =======       =======



         (a) During the nine months ended September 30, 1998, TCIC purchased certain notes payable which had an aggregate principal balance of $352 million and fixed interest rates ranging from 8.67% to 10.25% (the "1998 Purchases"). In connection with the 1998 Purchases, TCIC recognized a loss on early extinguishment of debt of $44 million. Such loss related to prepayment penalties amounting to $39 million and the retirement of deferred loan costs.

                  During the nine months ended September 30, 1997, TCIC purchased certain notes payable which had an aggregate principal balance of $190 million and fixed interest rates ranging from 8.75% to 10.13% (the "1997 Purchases"). In connection with the 1997 Purchases, TCIC recognized a loss on early extinguishment of debt of $11 million. Such loss related to prepayment penalties amounting to $7 million and the retirement of deferred loan costs.

         (b) At September 30, 1998, TCIC had approximately $2.1 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. TCIC is required to maintain unused availability under bank credit facilities to the extent of outstanding commercial paper. Also, TCIC pays fees ranging to 1/2% per annum on the average unborrowed portion of the total amount available for borrowings under bank credit facilities.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         (c) The convertible notes, which are stated net of unamortized discount of $166 million at September 30, 1998 and December 31, 1997, mature on December 18, 2021. The notes require, so long as conversion of the notes has not occurred, an annual interest payment through 2003 equal to 1.85% of the face amount of the notes. At September 30, 1998, the notes were convertible, at the option of the holders, into an aggregate of 24,163,259 shares of TCI Group Series A Stock, 19,416,910 shares of Liberty Group Series A Stock, 20,711,373 shares of TCI Ventures Group Series A Stock and 3,451,897 shares of Series A Common Stock, $1.00 par value per share, of TCI Satellite Entertainment, Inc.

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

         The fair value of TCIC's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to TCIC for debt of the same remaining maturities. At September 30, 1998, the fair value of TCIC's debt was $15,263 million (including $2,039 million attributable to the value of the common stock underlying the convertible notes), as compared to a carrying value of $12,244 million on such date.

         In order to achieve the desired balance between variable and fixed rate indebtedness, the Company may enter into variable and fixed interest rate exchange agreements ("Interest Rate Swaps") pursuant to which it
         (i) pays fixed interest rates (the "Fixed Rate Agreements") and receives variable interest rates and (ii) pays variable interest rates (the "Variable Rate Agreements") and receives fixed interest rates. During the nine months ended September 30, 1998 and 1997, the Company's net payments pursuant to the Fixed Rate Agreements were less than $1 million for each period; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. At September 30, 1998, all of the Company's Fixed Rate Agreements had expired.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Information concerning TCIC's Variable Rate Agreements at September 30, 1998 is as follows (dollar amounts in millions):

                                                      Amount to be
      Expiration   Interest rate         Notional    received upon
        date       to be received         amount     termination (a)
      ----------   --------------        --------    ---------------
April 1999            7.4%                   50            1
September 1999        6.4%                  350            4
February 2000      5.8%-6.6%                300            5
March 2000         5.8%-6.0%                675            8
September 2000        5.1%                   75           --
March 2027            9.7%                  300           44
December 2030         9.7%                  200           16
                                         ------       ------
                                         $1,950       $   78
                                         ======       ======

----------

         (a) The estimated amount that TCIC would receive to terminate the agreements at September 30, 1998, taking into consideration current interest rates and the current creditworthiness of the counterparties, represents the fair value of the Interest Rate Swaps.

         In addition to the Variable Rate Agreements, TCIC entered into Interest Rate Swaps pursuant to which it pays a variable rate based on the London Interbank Offered Rate ("LIBOR") (5.8% at September 30, 1998) and receives a variable rate based on the Constant Maturity Treasury Index ("CMT") (4.7% at September 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.7% at September 30, 1998) and receives a variable rate based on CMT (4.8% at September 30, 1998) on notional amounts of $95 million through February 2000. During the nine months ended September 30, 1998, TCIC's net payments pursuant to such agreements were less than $1 million. At September 30, 1998, TCIC would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, TCIC does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, TCIC does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments as of September 30, 1998.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(8) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Subordinated Debt Securities of the Company

         The Trust Preferred Securities are presented together in a separate line item in the accompanying consolidated balance sheets captioned "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely subordinated debt securities of the Company." Dividends accrued on the Trust Preferred Securities aggregated $106 million and $96 million for the nine months ended September 30, 1998 and 1997, respectively, and are included in minority interests in earnings of consolidated subsidiaries in the accompanying consolidated financial statements.

(9)      Related Party Transactions

         At September 30, 1998, amounts due from related parties are comprised of (i) $73 million representing the net amount due from TCI and certain subsidiaries of TCI pursuant to promissory notes, including accrued interest, and (ii) $97 million representing the net amount due from TCI pursuant to a non-interest bearing intercompany account. The net intercompany interest income earned on the promissory notes aggregated $5 million and $11 million during the nine months ended September 30, 1998 and 1997, respectively.

         As a part of a legal restructuring that was completed in connection with the April 30, 1998 formation of one of the 1998 Joint Ventures, TCI transferred 50% of its 100% ownership interest in TKR Cable Partners to the Company. At the time of the transfer, TKR Cable Partners owned a 30% interest in TCI TKR L.P., a 70%-owned subsidiary of the Company and the parent of TCI TKR Cable II, Inc. ("TCI TKR II"). Upon completion of the restructuring, TCI's 30% minority ownership interest in TCI TKR L.P. was eliminated and TCI and the Company each became an owner of a 50% interest in TCI TKR II. In connection with the restructuring, the historical cost of the net assets received was reflected as a $130 million decrease to the amount due from related parties.

         Certain TCI corporate general and administrative costs are charged to Liberty Media Group and TCI Ventures Group at rates set at the beginning of the year based on projected utilization for that year. During the nine months ended September 30, 1998 and 1997, Liberty Media Group was allocated $4 million and $1 million, respectively, and TCI Ventures Group was allocated $8 million and $7 million, respectively, in corporate general and administrative costs by TCIC. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated financial statements.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a majority-owned subsidiary of TCI that is attributed to TCI Ventures Group in exchange for a (pound)15 million ($23 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TCI Ventures Group on September 10, 1997. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of $2 million, plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the nine months ended September 30, 1997, (i) the U.S. dollar equivalent of interest income earned with respect to the TVG LLC Promissory Note was $1 million and (ii) the U.S. dollar equivalent of the lease expense under the above-described lease agreement aggregated $3 million.

         Through June 30, 1997, TCI Starz, Inc. ("TCI Starz"), a subsidiary of TCI, had a 50.1% partnership interest in QE+ Ltd. ("QE+"), which distributes "STARZ!", a first-run movie premium programming service. Another subsidiary of TCI, Liberty Media Corporation ("Liberty") held the remaining 49.9% partnership interest, and TCIC was a party to an affiliation agreement (the "Old Affiliation Agreement") with QE+ related to the distribution of the STARZ! service.

         Subsequent to June 30, 1997, Liberty and TCI Starz entered into a series of transactions pursuant to which, among other matters, the business of STARZ! and Encore Media Corporation were contributed to a newly formed limited liability company ("Encore Media Group"). Upon consummation of the transactions, Liberty owned 100% of Encore Media Group.

         In connection with the formation of Encore Media Group, the Old Affiliation Agreement was canceled, and the Company and a subsidiary of Encore Media Group entered into a new affiliation agreement (the "EMG Affiliation Agreement"). Pursuant to the EMG Affiliation Agreement, the Company pays fixed monthly amounts in exchange for unlimited access to all of the existing Encore and STARZ! services. The fixed annual amounts increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation thereafter through 2022.

         Charges to TCIC for programming pursuant to the Old Affiliation Agreement, the EMG Affiliation Agreement and other related party programming agreements with certain other TCI subsidiaries attributed to Liberty Media Group aggregated $163 million and $75 million for the nine months ended September 30, 1998 and 1997, respectively. Such charges are based upon customary rates charged to others, and are included in operating costs and expenses in the accompanying consolidated statements of operations.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Pursuant to an agreement between TCI Music, Inc., a subsidiary of TCI ("TCI Music"), and TCI, certain subsidiaries of TCIC are required to deliver to TCI Music monthly revenue payments aggregating $18 million annually (adjusted annually for inflation) through 2017. During the nine months ended September 30, 1998 and 1997, the aggregate amount paid by TCIC to TCI Music pursuant to such arrangement was $14 million and $5 million, respectively. Such amounts are included as reductions of revenue in the accompanying consolidated statements of operations.

         A subsidiary of TCI that was attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCIC under an operating lease. In January 1998, the Company paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCIC. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCIC (including capital lease obligations aggregating $176 million) has been reflected as an increase of TCIC's common stockholder's deficit.

         Through September 30, 1997, Liberty Media Group leased satellite transponder facilities from a subsidiary of TCIC. Charges by TCIC for such lease arrangements aggregated $4 million for the nine months ended September 30, 1997. Such amounts are included in operating costs and expenses in the accompanying consolidated statements of operations.

         Since October 1, 1997, TCIC has leased satellite transponder facilities and receives video transport services from entities attributed to TCI Ventures Group. Charges by TCI Ventures Group for such arrangements and other related operating expenses for the nine months ended September 30, 1998 aggregated $10 million. Such amounts are included in operating costs and expenses in the accompanying consolidated statements of operations.

         In addition, a subsidiary attributed to TCI Ventures Group distributes certain program services to TCIC. Charges to TCIC for such services aggregated $7 million for each of the nine months ended September 30, 1998 and 1997, and are included in operating costs and expenses in the accompanying consolidated financial statements.

         TCIC distributed certain program services to a subsidiary attributed to TCI Ventures Group. The charges, which approximate TCIC's cost, aggregated $4 million and $5 million for the nine months ended September 30, 1998 and 1997, respectively. Amounts received by TCIC pursuant to this arrangement are included in operating costs and expenses in the accompanying consolidated financial statements.


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

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $208 million at September 30, 1998. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. As described in note 6, TCIC also has provided certain credit enhancements with respect to the 1998 Joint Ventures. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to fulfill any of such obligations, that they will not be material to TCIC.


                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of September 30, 1998, the amount of such obligations or guarantees was approximately $273 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         As described in note 9, TCIC has agreed to make fixed monthly payments through 2022 to Liberty Media Group pursuant to the EMG Affiliation Agreement.

         TCIC is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, TCIC is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         TCIC is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated at September 30, 1998 to make minimum payments aggregating approximately $1.6 billion through 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated at September 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $412 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         Certain officers and other key employees of TCIC hold options with tandem stock appreciation rights to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of (i) the compensation liability relating to stock appreciation rights granted to such employees of TCIC and (ii) TCIC's allocable portion of the compensation liability with respect to stock appreciation rights held by certain officers and directors of TCI have been recorded in TCIC's consolidated financial statements. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market values of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock and, ultimately, on the final determination of market values when such rights are exercised.


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

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other cable operators that may be designated from time to time by NDTC ("Approved Purchasers"), entered into an agreement (the "Digital Terminal Purchase Agreement") with General Instrument Corporation ("GI") to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On June 30, 1998, TCIC entered into an Operating Lease Agreement (the "Lease") with an unaffiliated third party (the "Lessor"). Under the Lease, TCIC agreed to sell to and lease back from the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $200 million. The initial term of the lease is two years, and it provides for renewal, at TCIC's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCIC is required to either (i) purchase the equipment at the Termination Value (as defined in the lease), or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of September 30, 1998, TCIC has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $109 million. Current annual lease payments with respect to such leased equipment are $16 million. The Company has treated the Lease as an operating lease in the accompanying consolidated financial statements.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(11)     Year 2000 Costs

         During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TCIC's most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of TCIC's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCIC's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of TCIC.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of TCIC's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of TCIC's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing TCIC's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCIC. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

         At September 30, 1998, TCIC's overall progress by phase was as follows:

                                                         Percentage of all
                                                         Equipment/Systems
                                   Phase                     In Phase*

                          Phase 1-Assessment                     89%
                          Phase 2-Remediation                    37%
                          Phase 3-Testing                         9%
                          Phase 4-Implementation                 14%
         ---------------------
         *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.

                                                                     (continued)

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         TCIC is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. During the three months ended September 30, 1998, TCIC continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCIC's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The year 2000 readiness of such providers is critical to continued provision of TCIC's cable service. TCIC has received information that the most critical systems, services or products supplied to TCIC by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TCIC is currently developing contingency plans for systems provided by vendors who have not responded to TCIC's surveys.

         In addition to the survey process described above, management of TCIC has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TCIC is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with TCIC's investments in certain public and private corporations, partnerships and other businesses. Accordingly, TCIC is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, TCIC has surveyed and monitored the year 2000 status of certain privately-held business entities in which TCIC has significant investments.

         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were $3 million and less than $1 million, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were $3 million and less than $1 million, respectively. Management of TCIC currently estimates the remaining costs to be not less than $54 million, bringing the total estimated cost associated with TCIC's year 2000 remediation efforts to be not less than $57 million, including TCIC's pro rata share of the $32 million cost for replacement of noncompliant information technology ("IT") systems. Also included in this estimate is TCIC's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.

         TCIC is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor TCIC consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that TCIC's systems or the systems of other companies on which TCIC relies will be converted in time or that any such failure to convert by TCIC or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

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

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to the year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-Q related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

         Year 2000

         During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TCIC's most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of TCIC's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

         TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TCIC's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of TCIC.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of TCIC's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of TCIC's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing TCIC's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCIC.
Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         At September 30, 1998, TCIC's overall progress by phase was as follows:

                                                  Percentage of all
                                                  Equipment/Systems                     Expected
         Phase                                         In Phase*                    Completion Date
        ------                                    -----------------                 ---------------
Phase 1-Assessment                                        89%                          April 1999
Phase 2-Remediation                                       37%                          July 1999
Phase 3-Testing                                           9%                           July 1999
Phase 4-Implementation                                    14%                          July 1999


---------------------
*The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.

         The completion dates set forth above are based on TCIC's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         TCIC is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by December of 1998.

         During the three months ended September 30, 1998, TCIC continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TCIC's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The year 2000 readiness of such providers is critical to continued provision of TCIC's cable service. TCIC has received information that the most critical systems, services or products supplied to TCIC by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TCIC is currently developing contingency plans for systems provided by vendors who have not responded to TCIC's surveys.

         In addition to the survey process described above, management of TCIC has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendor's year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TCIC is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

         Significant market value is associated with TCIC's investments in certain public and private corporations, partnerships and other businesses. Accordingly, TCIC is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, TCIC has surveyed and monitored the year 2000 status of certain privately-held business entities in which TCIC has significant investments.

         TCIC is monitoring the progress of CSC's year 2000 readiness program with respect to its investment in CSC. TCIC was informed by CSC that, at September 30, 1998, a target date of June 1999 had been established for completion of all remediation and testing of CSC's critical systems. Please refer to the most recent periodic filings of CSC with the Securities and Exchange Commission for updated information related to CSC's year 2000 program.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were $3 million and less than $1 million, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were $3 million and less than $1 million, respectively. Management of TCIC currently estimates the remaining costs to be not less than $54 million, bringing the total estimated cost associated with TCIC's year 2000 remediation efforts to be not less than $57 million, including TCIC's pro rata share of the $32 million cost for replacement of noncompliant IT systems. Also included in this estimate is TCIC's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with TCIC's year 2000 program will not be material to TCIC's financial position, results of operations or cash flows.

         TCIC is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor TCIC consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that its year 2000 program will significantly reduce TCIC's risks associated with the changeover to the year 2000 and has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TCIC has deemed critical in regard to customer service, business operations, financial impact or safety.

         The failure of addressable controllers contained in the cable system headends could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the programmers, premium and adult content channels would not likely be transmitted until the addressable controller had been repaired.

         Customer service networks and/or automated voice response systems failure could prevent access to customer account information, hamper installation scheduling and disable the processing of pay-per-view requests. TCIC plans to have its customer service representatives answer telephone calls from customers in the event of outages and expects to retrieve needed customer information manually from the billing service provider.

         A failure of the services provided by billing systems service providers could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. TCIC plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, TCIC continues to monitor the year 2000 readiness of its key customer-billing suppliers.

         Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in TCIC's programming. TCIC anticipates that it can minimize such effect by manually resetting the dates each day until the equipment is repaired.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. TCIC expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). TCIC also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

         In the event that the local public utility cannot supply power, TCIC expects to supply power for a limited time to TCIC's cable headends, the NDTC and office sites through backup generators.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by TCIC due to the numerous uncertainties and variables associated with such scenarios.

         If critical systems related to TCIC's cable TV services are not successfully remediated, TCIC could face claims of breach of contract from customers of the NDTC, from parties to cable system sale or exchange agreements, and from certain programming providers. TCIC has not determined the possible losses from any such claims of breach of contract.

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Revenue

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Regulated Services are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the FCC to regulate rates. At September 30, 1998, approximately 68% of the Company's basic customers were served by cable television systems that were subject to such rate regulation.

         During the nine months ended September 30, 1998, 75% of the Company's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         During the first nine months of 1998, TCIC consummated the 1998 Contribution Transactions. Since January 1, 1997, TCIC has also consummated certain other acquisitions and dispositions. Such transactions affect the comparability of TCIC's results of operations for the three and nine months ended September 30, 1998 and 1997. For additional information, see notes 4 and 6 to the accompanying consolidated financial statements of the Company.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         TCIC's revenue decreased $120 million or 8% for the three months ended September 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 3%. Revenue from TCIC's customers accounted for 3% of such increase in revenue, primarily due to the net effect of a 5% increase in basic revenue, an increase in revenue from digital products and an 8% decrease in traditional premium revenue. TCIC experienced a 3% increase in its average basic rate, an increase in the number of average basic customers of 2%, an 8% decrease in its average rate for traditional premium services and a decrease of less than 1% in the number of average traditional premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCIC provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for a 1% increase in revenue. A significant portion of the increase in advertising sales is attributable to arrangements with programming suppliers that may not continue at current levels in future periods.

         TCIC's revenue decreased $183 million or 4% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, revenue increased 2%. Revenue from TCIC's customers accounted for 2% of such increase in revenue, primarily due to the net effect of a 5% increase in basic revenue, an increase in revenue from digital products and an 11% decrease in traditional premium revenue. TCIC experienced a 5% increase in its average basic rate, an increase in the number of average basic customers of less than 1%, a 5% decrease in its average rate for traditional premium services and a 6% decrease in the number of average traditional premium subscriptions. Additionally, the December 31, 1997 termination of an agreement pursuant to which TCIC provided fulfillment services to a third party resulted in a 1% decrease in revenue. Advertising sales and other revenue accounted for a 1% increase in revenue. A significant portion of the increase in advertising sales is attributable to arrangements with programming suppliers that may not continue at current levels in future periods.

         Operating Costs and Expenses

         Operating expenses decreased $54 million or 9% and $88 million or 5% for the three months and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 2% for each respective period. Such increases relate primarily to higher programming and labor costs, which were partially offset by reductions attributable to higher capitalized labor and overhead resulting primarily from increased installation and construction activities. It is anticipated that TCIC's programming costs will increase in future periods.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

        Selling, general and administrative expenses decreased $3 million or 1% and increased $53 million or 6% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Exclusive of the effects of acquisitions, the 1998 Contribution Transactions and other dispositions, such expenses increased 12% and 13%, respectively. Such increases were due primarily to general increases in expenses relating to the launch of digital products and other initiatives, and other individually insignificant increases in general and administrative expenses, which increases were partially offset by increases in marketing incentives received from programming suppliers. The majority of such marketing incentives are associated with the Company's launch of digital services and accordingly may not continue at current levels in future periods.

         Year 2000 costs include fees and other expenses incurred directly in connection with TCIC's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         Certain officers and other key employees of the Company hold options with tandem stock appreciation rights to acquire TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock as well as restricted stock awards of TCI Group Series A Stock, Liberty Group Series A Stock and TCI Ventures Group Series A Stock. Estimates of (i) the compensation liability relating to stock appreciation rights granted to such employees of the Company and (ii) the Company's allocable portion of the compensation liability with respect to stock appreciation rights held by certain officers and directors of TCI as of September 30, 1998 have been recorded in the Company's consolidated financial statements. Such estimates are subject to future adjustment based upon vesting of the related stock options and stock appreciation rights and the market values of TCI Group Series A Stock and, ultimately, on the final determination of market values when such rights are exercised.

         Depreciation and amortization expense increased $30 million or 9% and $60 million or 6% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases represent the net effect of (i) increases attributable to acquisitions, capital expenditures and differences in the composition of the Company's depreciable property and equipment and (ii) decreases attributable to the 1998 Contribution Transactions and other dispositions.

         Other Income and Expenses

         TCIC's interest expense decreased $21 million or 8% and $75 million or 9% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily the result of debt reductions attributable to the 1998 Contribution Transactions.

         TCIC's share of CSC's losses, including amortization of the difference between the recorded value of TCIC's investment in CSC and TCIC's proportionate share of CSC's net deficiency, aggregated $43 million and $89 million for the three months ended September 30, 1998 and for the period from March 4, 1998 through September 30, 1998, respectively. As described in note 4 to the accompanying consolidated financial statements of TCIC, TCIC acquired an equity interest in CSC on March 4, 1998.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         TCIC's investments in affiliates other than CSC are comprised of limited partnerships and other entities that are primarily engaged in the domestic cable television business. TCIC's share of net losses of other affiliates aggregated $32 million and $3 million for the three and nine months ended September 30, 1998, respectively, as compared to $25 million and $47 million for the corresponding prior year periods. A significant portion of the change from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 is attributable to the Company's share of a 1998 gain recognized by InterMedia Partners on the sale of certain cable television systems. Such gain was recognized by InterMedia Partners prior to the time that the Company began to consolidate InterMedia Partners. See note 5 to the accompanying consolidated financial statements.

         During the nine months ended September 30, 1998 and 1997, TCIC purchased certain notes payable which had aggregate principle balances of $352 million and $190 million, respectively. In connection with such purchases, TCIC recognized losses on early extinguishment of debt of $44 million and $11 million for the nine months ended September 30, 1998 and 1997, respectively. Such losses relate to prepayment penalties and the retirement of deferred loan costs.

         Minority interests in earnings of consolidated subsidiaries aggregated $45 million and $134 million for the three and nine months ended September 30, 1998, respectively, as compared to $46 million and $127 million for the corresponding prior year periods. The majority of such amounts represent the accrual of dividends on the Trust Preferred Securities issued in 1997 and 1996 and the accrual of dividends on certain preferred securities issued in August 1996 by a subsidiary of the Company. See note 8 to the accompanying consolidated financial statements.

         Gain on disposition of assets of $493 million for the nine months ended September 30, 1998 relates primarily to the March 4, 1998 contribution of cable television systems by TCIC to CSC and certain of the 1998 Joint Ventures. See notes 4 and 6 to the accompanying consolidated financial statements.

         Net Earnings

         As a result of the above described fluctuations in the Company's results of operations, (i) TCIC's net earnings (before preferred stock dividend requirements) of $74 million for the three months ended September 30, 1998 changed by $112 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $38 million for the three months ended September 30, 1997, and (ii) TCIC's net earnings (before preferred stock dividend requirements) of $1 million for the nine months ended September 30, 1998 changed by $13 million, as compared to TCIC's net loss (before preferred stock dividend requirements) of $12 million for the nine months ended September 30, 1997.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         MATERIAL CHANGES IN FINANCIAL CONDITION

         On March 4, 1998, subsidiaries of TCI (including certain subsidiaries of TCIC) contributed to CSC certain of its cable television systems serving approximately 830,000 customers in exchange for approximately 48.9 million newly issued CSC Class A common shares (as adjusted for a two-for-one stock split). CSC also assumed and repaid approximately $574 million of debt owed by TCIC to external parties and $95 million of debt owed to TCI. As a part of such transaction, TCIC subsidiaries contributed to CSC cable television systems serving approximately 410,000 customers in exchange for approximately 28.0 million shares (as adjusted for a two-for-one stock split) and CSC assumed approximately $78 million of intercompany debt owed to TCIC. TCIC has also entered into letters of intent with CSC which provide for TCIC to acquire a cable system in Michigan and an additional 3% of CSC's Class A common shares and for CSC to (i) acquire cable systems serving approximately 250,000 customers in Connecticut and (ii) assume $110 million of TCIC's debt. The ability of TCIC to sell or increase its investment in CSC is subject to certain restrictions and limitations set forth in a stockholders agreement with CSC. For additional information concerning the CSC Transaction, see note 4 to the accompanying consolidated financial statements.

         In addition to the CSC Transaction, TCIC also completed, during the first nine months of 1998, six transactions whereby TCIC contributed cable television systems serving in the aggregate approximately 1,224,000 customers to six separate joint ventures in exchange for non-controlling ownership interests in each of the 1998 Joint Ventures, and the assumption and repayment by the 1998 Joint Ventures of debt owed by TCIC to external parties aggregating $323 million and intercompany debt owed to TCIC aggregating $1,524 million. TCIC has agreed to take certain steps to support compliance by certain of the 1998 Joint Ventures with their payment obligations under certain debt instruments, up to an aggregate contingent commitment of $980 million. In light of such contingent commitments, TCIC has deferred any gains on the formation of such 1998 Joint Ventures. Accordingly, TCIC has recorded deferred gains aggregating $163 million and recognized net gains aggregating $260 million in connection with the formation of the 1998 Joint Ventures. The deferred gains will not be recognized until such time as TCIC's contingent commitments are eliminated. The Company uses the equity method of accounting to account for its investments in CSC and the 1998 Joint Ventures. The CSC Transaction and the formation of the 1998 Joint Ventures are collectively referred to herein as the "1998 Contribution Transactions."

         Including the 1998 Contribution Transactions, TCIC, as of September 30, 1998, has, since January 1, 1997, contributed, or signed agreements or letters of intent to contribute within the next twelve months, the Contributed Cable Systems, serving approximately 3.5 million basic customers to joint ventures in which TCIC will retain non-controlling ownership interests. Following the completion of the Contribution Transactions, TCIC will no longer consolidate the Contributed Cable Systems. Accordingly, it is anticipated that the completion of the Contribution Transactions, as currently contemplated, will result in an aggregate estimated reduction (based on actual amounts with respect to the 1998 Contribution Transactions and currently contemplated amounts with respect to the pending Contribution Transactions) to TCIC's debt of $4.2 billion and aggregate estimated reductions (based on 1997 amounts) to TCIC's annual revenue and annual operating income before depreciation, amortization and other non-cash items and stock compensation of $1.5 billion and $735 million, respectively. No assurance can be given that any of the pending Contribution Transactions will be consummated.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         A subsidiary of TCI that was attributed to TCI Ventures Group leases certain equipment under a capital lease. During 1997, such equipment was subleased to TCIC under an operating lease. In January 1998, the Company paid $7 million to TCI Ventures Group in exchange for TCI Ventures Group's assignment of its ownership interest in such subsidiary to TCIC. Due to the related party nature of the transaction, the $50 million total of the cash payment and the historical cost of the net liabilities assumed by TCIC (including capital lease obligations aggregating $176 million) has been reflected as an increase of TCIC's common stockholder's deficit.

         At September 30, 1998, subsidiaries of the Company had approximately $2.1 billion of availability in unused lines of credit, excluding amounts related to lines of credit which provide availability to support commercial paper. Although such subsidiaries were in compliance with the restrictive covenants contained in its credit facilities at said date, additional borrowings under the credit facilities are subject to the subsidiaries' continuing compliance with such restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 7 to the accompanying consolidated financial statements for additional information regarding the Company's debt.

         One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation, amortization, other non-cash items, year 2000 costs and stock compensation) ($1,883 million and $2,031 million during the nine months ended September 30, 1998 and 1997, respectively) to interest expense ($728 million and $803 million during the nine months ended September 30, 1998 and 1997, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 259% and 253% during the nine months ended September 30, 1998 and 1997, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, the Company's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. In the event the Company is unable to achieve such objective, management believes that net cash provided by operating activities, the ability of the Company and its subsidiaries to obtain additional financing (including the subsidiaries available lines of credit and access to public debt markets), issuances and sales of equity of its subsidiaries and proceeds from disposition of assets will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying consolidated financial statements.

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

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($868 million and $1,246 million during the nine months ended September 30, 1998 and 1997, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

         The amount of capital expended by TCIC for property and equipment was $994 million, $324 million and $571 million during the nine months ended September 30, 1998 and 1997, and the year ended December 31, 1997, respectively. In light of TCIC's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, TCIC anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, TCIC estimates that it will expend approximately $1.7 billion to $1.9 billion over the next three years to expand the capacity of its cable distribution systems. TCIC expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, TCIC cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices. As described below, TCI is obligated to purchase a significant number of digital set-top devices over the next three years.

         TCIC's restricted cash is primarily comprised of proceeds received in connection with certain asset dispositions. Such proceeds, which aggregated $353 million and $34 million at September 30,1998, and December 31, 1997, respectively, are designated to be reinvested in certain identified assets for income tax purposes.

         TCIC has guaranteed notes payable and other obligations of affiliated and other companies with outstanding balances of approximately $208 million at September 30, 1998. With respect to TCIC's guarantees of $166 million of such obligations, TCIC has been indemnified for any loss, claim or liability that TCIC may incur, by reason of such guarantees. TCIC also has provided certain credit enhancements with respect to the 1998 Joint Ventures. See note 6 to the accompanying consolidated financial statements. The Company also has guaranteed the performance of certain affiliates and other parties with respect to such parties' contractual and other obligations. Although there can be no assurance, management of TCIC believes that it will not be required to meet its obligations under such guarantees, or if it is required to meet any of such obligations, that they will not be material to TCIC.

         TCIC's fixed annual commitments pursuant to the EMG Affiliation Agreement increase annually from $220 million in 1998 to $315 million in 2003, and will increase with inflation thereafter through 2022.

         The Company is a party to affiliation agreements with programming suppliers. Pursuant to certain of such agreements, the Company is committed to carry such suppliers' programming on its cable systems. Additionally, certain of such agreements provide for penalties and charges in the event the programming is not carried or not delivered to a contractually specified number of customers.

         TCIC is committed to purchase billing services pursuant to three successive five year agreements. Pursuant to such arrangement, TCIC is obligated at September 30, 1998 to make minimum payments aggregating approximately $1.6 billion through December 2012. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         Pursuant to certain agreements between TCI and TCI Music, TCIC is obligated at September 30, 1998 to make minimum revenue payments through 2017 and minimum license fee payments through 2007 aggregating approximately $412 million to TCI Music. Such minimum payments are subject to inflation and other adjustments pursuant to the terms of the underlying agreements.

         TCIC is a direct obligor or guarantor of the payment of certain amounts that may be due pursuant to motion picture output, distribution and license agreements. As of September 30, 1998, the amount of such obligations or guarantees was approximately $273 million. The future obligations of TCIC with respect to these agreements is not currently determinable because such amount is dependent upon the number of qualifying films released theatrically by certain motion picture studios as well as the domestic theatrical exhibition receipts upon the release of such qualifying films.

         Effective as of December 16, 1997, NDTC, on behalf of TCIC and other Approved Purchasers that may be designated from time to time by NDTC, entered into the Digital Terminal Purchase Agreement with GI to purchase advanced digital set-top devices. The hardware and software incorporated into these devices will be designed and manufactured to be compatible and interoperable with the OpenCable(TM) architecture specifications adopted by CableLabs, the cable television industry's research and development consortium, in November 1997. NDTC has agreed that Approved Purchasers will purchase, in the aggregate, a minimum of 6.5 million set-top devices during calendar years 1998, 1999 and 2000 at an average price of $318 per basic set-top device. Through September 30, 1998, approximately 1 million set-top devices had been purchased pursuant to this commitment. GI agreed to provide NDTC and its Approved Purchasers the most favorable prices, terms and conditions made available by GI to any customer purchasing advanced digital set-top devices. In connection with NDTC's purchase commitment, GI agreed to grant warrants to purchase its common stock proportional to the number of devices ordered by each organization, which as of the effective date of the Digital Terminal Purchase Agreement, would have represented at least a 10% equity interest in GI (on a fully diluted basis). Such warrants vest as annual purchase commitments are met. The value associated with such equity interest will be attributed to TCI Group upon purchase and deployment of the digital set-top devices. See note 2 to the accompanying consolidated financial statements. NDTC has the right to terminate the Digital Terminal Purchase Agreement if, among other reasons, GI fails to meet a material milestone designated in the Digital Terminal Purchase Agreement with respect to the development, testing and delivery of advanced digital set-top devices.

         On June 30, 1998, TCIC entered into the Lease with an unaffiliated third party. Under the Lease, TCIC agreed to sell to and lease back from the Lessor advanced digital set-top devices with an initial aggregate net cost of up to $200 million. The initial term of the lease is two years, and it provides for renewal, at TCIC's option, for up to five additional consecutive one-year terms. Rent under the lease is payable quarterly. At the end of the originally scheduled or renewed lease term, TCIC is required to either (i) purchase the equipment at the Termination Value, or (ii) arrange for the sale of the leased equipment to a third party and pay the Lessor the difference between the sale price and a predetermined guaranteed value, which in all cases is less than the Termination Value. As of September 30, 1998, TCIC has sold and leased back advanced digital set-top devices under the Lease with an aggregate cost of $109 million. Current annual lease payments with respect to such leased equipment are $16 million. The Company has treated the Lease as an operating lease in the accompanying consolidated financial statements.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)

         TCIC's various partnerships and other affiliates accounted for by the equity method generally fund their acquisitions, required debt repayments and capital expenditures through borrowings under and refinancing of their own credit facilities (which are generally not guaranteed by the Company), through net cash provided by their own operating activities and in certain circumstances through required capital contributions from their partners.

         In order to achieve the desired balance between variable and fixed rate indebtedness, TCIC may enter into Interest Rate Swaps pursuant to which it (i) pays fixed interest rates and receives variable interest rates and (ii) pays variable interest rates and receives fixed interest rates. During the nine months ended September 30, 1998 and 1997, TCIC's net payments pursuant to the Fixed Rate Agreements were less than $1 million for each period; and the Company's net receipts pursuant to the Variable Rate Agreements were $8 million and $1 million, respectively. At September 30, 1998, all of TCIC's Fixed Rate Agreements had expired. At September 30, 1998, TCIC would be entitled to receive $78 million upon termination of the Variable Rate Agreements.

         In addition to the Variable Rate Agreements, TCIC entered into Interest Rate Swaps pursuant to which it pays a variable rate based on LIBOR (5.8% at September 30, 1998) and receives a variable rate based on CMT (4.7% at September 30, 1998) on a notional amount of $400 million through September 2000; and pays a variable rate based on LIBOR (5.7% at September 30, 1998) and receives a variable rate based on CMT (4.8% at September 30, 1998) on notional amounts of $95 million through February 2000. During the nine months ended September 30, 1998, TCIC's net payments pursuant to such agreements were less than $1 million. At September 30, 1998, TCIC would be required to pay an estimated $4 million to terminate such Interest Rate Swaps.

         TCIC is exposed to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of nonperformance by the other parties to the agreements. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate nonperformance by the counterparties. Further, as of September 30, 1998, TCIC does not anticipate material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 7 to the accompanying consolidated financial statements for additional information regarding Interest Rate Swaps.

         At September 30, 1998, after considering the net effect of the aforementioned Interest Rate Swaps, TCIC has $7,075 million (or 58%) of fixed rate debt and $5,169 million (or 42%) of variable-rate debt. Accordingly, in an environment of rising interest rates, TCIC expects that it would experience an increase in interest expense.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1998 to which the Company or any of its consolidated subsidiaries is a party or of which any of its property is subject, except as follows:

         New Developments in Previously Reported Litigation

         As previously reported, on February 24, 1997, James Dalton, et al. filed suit in District Court for Arapahoe County, Colorado, Case No. 97-CV421, against Tele-Communications, Inc. and certain current and former officers of TCI and its subsidiary, TCI Communications, Inc. (John C. Malone, Brendan R. Clouston, Barry P. Marshall, Camille K. Jayne, Sadie N. Decker, Bruce W. Ravenel, Gerald W. Gaines, Bernard W. Schotters, II) and Daniel L. Ritchie and Donne F. Fisher, in their capacity as co-personal representatives of the Estate of Bob Magness. Plaintiffs filed this action under the Colorado Securities Act and Colorado common law on behalf of all persons who purchased TCI securities from January 10, 1996 through October 24, 1996 ("the class period"). On September 3, 1997, defendants motion to dismiss was denied. Defendants answered the Complaint on October 3, 1997. Discovery is proceeding. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     TCI Communications, Inc. Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TCI COMMUNICATIONS, INC.




Date: November 13, 1998             By:   /s/ Leo J. Hindery, Jr.
                                         ------------------------
                                              Leo J. Hindery, Jr.
                                               President and Chief
                                                Executive Officer




Date: November 13, 1998             By:   /s/ Stephen M. Brett
                                         ---------------------
                                              Stephen M. Brett
                                               Executive Vice President,
                                                General Counsel and
                                                Secretary



Date: November 13, 1998             By:   /s/ Bernard W. Schotters
                                         -------------------------
                                              Bernard W. Schotters
                                               Executive Vice President
                                                (Principal Financial Officer)




Date: November 13, 1998             By:   /s/ Ann M. Koets
                                         -----------------
                                              Ann M. Koets
                                               Executive Vice President
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

     (27)      TCI Communications, Inc. Financial Data Schedule