Form 10-Q/A
period 1998-06-30
TCI COMMUNICATIONS INC
filed 1998-11-19
CIK 96903

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


Commission File Number 0-5550


                            TCI COMMUNICATIONS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Delaware                              84-0588868
--------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


             5619 DTC Parkway
            Englewood, Colorado                               80111
--------------------------------------------               ------------
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


                                               TCI COMMUNICATIONS, INC.





Date:  November 19, 1998                   By:   /s/ Stephen M. Brett
                                                ----------------------------
                                                     Stephen M. Brett
                                                       Executive Vice President,
                                                        General Counsel and
                                                            Secretary

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Stockholders, held on May 21, 1998 (the "Meeting"), the following matters were voted upon by the stockholders of TCI Communications, Inc.:

         1. The election of four directors of TCIC as follows: Donne F. Fisher by 99.99% of the votes cast at the Meeting (178,129,376 For; 340 Withheld), Paul A. Gould by 99.99% of the votes cast at the Meeting (178,129,376 For; 340 Withheld), Leo J. Hindery, Jr. by 99.99% of the votes cast at the Meeting (178,129,376 For; 340 Withheld), and John C. Malone by 99.99% of the votes cast at the Meeting (178,129,126 For; 590 Withheld). The election of directors required a plurality of the votes of the outstanding shares, as of the record date of April 15, 1998 (the "Record Date"), of TCIC Class A Common Stock, TCIC Class B Common Stock, and TCIC Cumulative Exchangeable Series A Preferred Stock entitled to vote at the Meeting, voting as a single class. John W. Gallivan and Marvin
                  L. Jones ceased to serve as directors of TCIC subsequent to the Meeting. Prior to the Meeting, the TCIC Board of Directors resolved that the number of directors to serve in such capacity until the 1999 annual meeting of stockholders be reduced from five to four.

                    TCI COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of Tele-Communications, Inc.)


Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (10) Letter Agreement dated as of November 7, 1997, between the Company and Marvin Jones *

                  (27)     TCI Communications, Inc. Financial Data Schedule *

                  ----------------
                  * Previously filed

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

                  Date of               Item
                   Report             Reported         Financial Statements Filed
                   ------             --------         --------------------------
                May 6, 1998            Item 5           None.

                May 8, 1998,        Items 2, 5 and 7    CSC Holdings, Inc. (formerly
                 as amended                             Cablevision Systems
                 on June 30,                            Corporation)
                 1998                                      Years ended
                                                           December 31, 1997,
                                                           1996 and 1995